Form 10-Q
period 1996-03-31
WESTCO BANCORP INC
filed 1996-05-08
CIK 885413

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q




(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996.


                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------     ---------

                         Commission File Number  0-19985


                              WESTCO BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                            36-3823760
     --------                                            ----------
(State or other jurisdiction                          I.R.S. Employer
   of incorporation or                                Identification
     organization)                                        Number


          2121 South Mannheim Road, Westchester, Illinois          60154
          -----------------------------------------------        ----------
          (Address of Principal Executive Offices)               (Zip Code)

      Registrant's telephone number, including area code:     (708) 865-1100
                                                              --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such erports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  (X)          No  ( )

     As of May 2, 1996, the Registrant had 1,772,895 shares of
Common stock issued and outstanding.

                              WESTCO BANCORP, INC.



Part I.   FINANCIAL INFORMATION                                          Page


     Item 1.  Financial Statements

            Consolidated Statement of Financial Condition
             March 31, 1996 (Unaudited) and December 31, 1995              1

            Consolidated Statement of Income, Three Months
             Ended March 31, 1996 and 1995 (Unaudited)                     2

            Consolidated Statement of Cash Flows, Three Months Ended
             March 31, 1996 and 1995 (Unaudited)                           3

            Notes to Financial Statements                                  4

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       5 - 8


Part II.  OTHER INFORMATION                                                9



                      WESTCO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                    March 31,      December 31,
                                                      1996            1995
                                                   ------------   -------------
                                                    (Unaudited)
Assets
- - ------

Cash and amounts due from
   depository institutions                         $  3,856,382       4,418,600
Interest-bearing deposits                            11,534,302       3,971,471
                                                    -----------     -----------
     Total cash and cash equivalents                 15,390,684       8,390,071

Investment securities held for investment
   (market value of $75,217,004 at
   March 31, 1996 and $82,359,066 at
   December 31, 1995)                                74,941,894      82,110,883
Investment securities held for trade                    681,975         501,150
Loans receivable, net                               211,996,861     209,069,248
Stock in Federal Home Loan Bank of Chicago            1,876,000       1,861,400
Office properties and equipment, net                  1,828,735       1,868,567
Accrued interest receivable                           1,624,492       1,563,668
Prepaid expenses and other assets                       924,792         777,665
                                                    -----------     -----------
     Total assets                                   309,265,433     306,142,652
                                                    ===========     ===========
Liabilities and Stockholders' Equity
- - ----------- --- ------------- ------

Deposits                                            252,484,215     250,643,639
Advance payments by borrowers for taxes
   and insurance                                      2,615,841       2,873,411
Other liabilities                                     5,782,332       4,708,983
                                                    -----------     -----------
     Total liabilities                              260,882,388     258,226,033
                                                    -----------     -----------
Stockholders' Equity:
   Common Stock                                          23,199          23,179
   Additional paid-in capital                        22,349,592      22,310,411
   Retained earnings                                 37,116,114      36,450,398
   Treasury stock                                    (9,983,749)     (9,620,374)
   Common stock acquired by ESOP                       (808,786)       (871,000)
   Common stock awarded by Association
      Retention Plan                                   (313,325)       (375,995)
                                                    -----------     -----------
     Total stockholders' equity                      48,383,045      47,916,619
                                                    -----------     -----------
     Total liabilities and stockholders's equity   $309,265,433    $306,142,652
                                                    ===========     ===========






See notes to consolidated financial statements.




                      WESTCO BANCORP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                    Three Months Ended March 31,
                                                        1996           1995
                                                    ------------   ------------
                                                          (Unaudited)

Interest Income:
   Interest on loans                               $  4,502,742       4,305,286
   Interest on investment securities                  1,045,212         972,885
   Interest on interest-bearing deposits                144,072          74,604
   Dividends on FHLB stock                               30,102          27,894
                                                    -----------     -----------
     Total interest income                            5,722,128       5,380,669
                                                    -----------     -----------

Interest expense:
   Interest on deposits                               3,052,039       2,588,590
                                                    -----------     -----------
     Total interest expense                           3,052,039       2,588,590
                                                    -----------     -----------

     Net interest income                              2,670,089       2,792,079
                                                    -----------     -----------

Non-interest income:
   Loan fees and service charges                         57,223          41,220
   Commission income                                     60,321          81,125
   Gain (loss) on sale of trading securities            (36,676)         85,405
   Unrealized gain (loss) on trading securities          (2,300)          5,000
   Other income                                          59,870          80,137
                                                    -----------     -----------
     Total non-interest income                          138,438         292,887
                                                    -----------     -----------
Non-interest expense:
   Staffing costs                                       779,641         778,541
   Advertising                                           34,863          32,251
   Occupancy and equipment expenses                     119,597         123,544
   Data processing                                       53,735          59,177
   Federal deposit insurance premiums                   146,526         143,380
   Other                                                170,281         193,961
                                                    -----------     -----------
     Total non-interest expense                       1,304,643       1,330,854
                                                    -----------     -----------

Income before income taxes                            1,503,884       1,754,112
   Provision for income taxes                           534,650         626,760
                                                    -----------     -----------
     Net income                                    $    969,234       1,127,352
                                                    ===========     ===========

Earnings per share - primary                            $   .50             .57
Earnings per share - fully diluted                      $   .50             .56

Dividends declared per common share                     $   .17             .15


See notes to consolidated financial statements.



                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                                    Three Months Ended March 31,
                                                        1996            1995
                                                    -----------     -----------
                                                            (Unaudited)
Cash flows from operating activities:
   Net income                                      $    969,234       1,127,352
   Adjustments to reconcile net income to net cash
     from operating activities:
   Depreciation                                          51,712          49,877
   Amortization of premiums and discounts
     on investment securities - net                     (41,504)       (147,065)
   Amortization of cost of stock benefit plans          124,884         124,884
   (Gain) loss on sale of trading securities             36,676         (85,405)
   Unrealized (gain) loss on trading securities           2,300          (5,000)
   Purchase of trading securities                    (2,760,075)       (861,875)
   Proceeds from sale and redemption of
      trading securities                              2,540,274       1,133,733
   Decrease in deferred income                          (84,298)        (75,348)
   Increase in current & deferred federal income tax    531,928         601,712
   (Increase) decrease in interest receivable           (60,824)        231,805
   Increase in interest payable                          12,137          16,179
   Change in prepaid and accrued items, net             403,227      (1,070,617)
                                                    -----------     -----------
Net cash provided by operating activities             1,725,671       1,040,232
                                                    -----------     -----------
Cash flows from investing activities:
   Proceeds from maturities of investments           18,100,000      24,300,000
   Purchase of investment securities                (10,889,507)    (16,887,932)
   Purchase of Federal Home Loan Bank Stock             (14,600)           -
   Disbursements for loans                          (13,429,390)    (10,726,992)
   Loan repayments                                   10,586,075      10,353,588
   Proceeds from sale of real estate owned                 -             35,341
   Property and equipment expenditures                  (11,880)        (40,747)
                                                    -----------     -----------
Net cash provided by investing activities             4,340,698       7,033,258
                                                    -----------     -----------
Cash flows from financing activities:
   Proceeds from exercise of stock options               20,000          10,000
   Deposit account receipts                          60,526,151      68,455,433
   Deposit account withdrawals                      (61,435,603)    (74,829,783)
   Interest credited to deposit accounts              2,750,028       2,388,318
   Decrease in advance payments for borrowers
     for taxes and insurance                           (257,570)       (188,377)
   Payment of dividends                                (305,387)       (282,694)
   Purchase of treasury stock                          (363,375)           -
                                                    -----------     -----------
Net cash provided by (for) financing activities         934,244      (4,447,103)
                                                    -----------     -----------
Net change in cash and cash equivalents               7,000,613       3,626,387
Cash and cash equivalents at beginning of period      8,390,071       6,146,066
                                                    -----------     -----------
Cash and cash equivalents at end of period         $ 15,390,684       9,772,453
                                                    ===========     ===========
Cash paid during the period for:
   Interest                                        $  3,039,902       2,572,411
   Income taxes                                            -               -

See notes to consolidated financial statements.


                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                          Notes to Financial Statements


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore, do not include information or footnotes necessary for fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.


Note B - Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries First Federal Savings and Loan Association of Westchester (the "Association") and Westco, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.


Note C - Stock Conversion

On February 13, 1992 the Board of Directors of First Federal Savings and Loan Association of Westchester approved a plan to convert from a federally chartered mutual savings association to a federally chartered stock savings association. The stock conversion plan included, as part of the conversion, the concurrent formation of a Holding Company. The stock offering of the Association's parent, Westco Bancorp, Inc. (the "Company") was closed on June 26, 1992 with the sale of 2,300,000 shares at $10.00 per share. The Company purchased all the shares of stock of the Association for $10,962,363 upon completion of its stock offering.


Note D - Stock Repurchase

Since the June, 1992 conversion, the Company's Board of Directors has approved six separate stock repurchase programs. As of April 30, 1996, 547,005 shares had been repurchased at an average price of $18.92. The current stock repurchase program permits the repurchase of up to 90,000 shares; and, as of April 30, 1996, 64,500 shares remain to be repurchased in the open market.


Note E - Earnings Per Share

Pro forma earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

                     Management's Discussions and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources:
- - --------- --- ------- ---------

     The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and proceeds from the maturing of investment securities. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition from various financial markets. The primary business activity of the Company, that of making conventional mortgage loans on residential housing, is likewise affected by economic conditions.

     The Association is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Association has historically maintained a high level of liquid assets. At March 31, 1996, the Association's liquidity ratio was 32.5%.

     The Company employs an Interest Rate Risk Management strategy of offsetting interest rate risk embedded in the mortgage portfolio by maintaining a large part of the assets in overnight deposits and a laddered portfolio of U.S. Treasury and Agency securities. This strategy results in a relatively short weighted average maturity of these assets. At March 31, 1996, these investments totalled $86.5 million, or 28.0% of assets, with a weighted average life of approximately 9.5 months. At December 31, 1995, these investments totalled $86.1 million, or 28.1% of assets, with a weighted average life of approximately 12 months.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1996, cash and cash equivalents totalled $15.4 million.

     The primary investing activity of the Company is the origination of mortgage loans. During the three months ended March 31, 1996 and 1995, the Company disbursed loans in the amounts of $13.4 million and $10.7 million, respectively. Other investing activities include the purchase of investment securities, which totalled $10.9 million for the three months ended March 31, 1996 and $16.9 million for the three months ended March 31, 1995. These activities in 1996 were funded primarily by principal repayments on loans totalling $10.6 million and maturities of investment securities totalling $18.1 million. The three month activity for 1995 was funded by principal repayments on loans and maturites of investment securities in the amounts of $10.4 million and $24.3 million respectively.

     At March 31, 1996, the Company had outstanding loan commitments of $7.5 million. At that same date, there were no commitments to purchase loans or investment securities. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1996 totalled $72.5 million. Management believes that a significant portion of such deposits will remain with the Company.

     The regulatory standards of the Office of Thrift Supervision impose the following capital requirements: a risk based capital standard expressed as a percent of risk based assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1996, the Association exceeded all regulatory capital standards.


    Capital requirements, ratios and balances are as follows:
                                     Actual    Required  Actual   Excess
                           Capital   Capital   Capital   Capital  Capital
                          Required   Ratio     Amount    Amount   Amount
                          --------   -------   --------  -------  -------
At December 31, 1995:
     Tangible               1.5%     13.3%     $4,520    $40,013  $35,493
     Core                   3.0      13.3       9,040     40,013   30,973
     Risk Based:
        Tier I (core)       4.0      32.4       4,937     40,013   35,076
        Total               8.0      33.1       9,873     40,896   31,023

At March 31, 1996:
     Tangible               1.5%     12.4%     $4,479    $37,108  $32,629
     Core                   3.0      12.4       8,958     37,108   28,150
     Risk Based:

        Tier I (core)       4.0      30.3       4,991     37,108   32,117
        Total               8.0      30.5       9,982     37,991   28,009


CHANGE IN FINANCIAL CONDITION OVER THE THREE MONTHS ENDED MARCH 31, 1996:
- - ------ -- --------- --------- ---- --- ----- ------ ----- ----- --- ----

     Total assets increased $3.1 million, or 1.0%, to $309.3 million at March 31, 1996 from $306.1 million at December 31, 1995. This increase is primarily attributable to earnings, an increase in savings deposits of $1.8 million and an increase in official checks outstanding of $500,000.

     Loans receivable net increased $2.9 million, or 1.4%, to $212.0 million from $209.1 million at December 31, 1995 as loan principal disbursements exceeded loan repayments. Loans disbursed totalled $13.4 million, for the three months ended March 31, 1996, while loan repayments totalled $10.6 million.

     Investment securities decreased $7.0 million, or 8.5%, to $74.9 million at March 31, 1996. This decrease was primarily due to an increase in cash and cash equivalents which reflected the Company's posturing for a potential increase in short and intermediate term interest rates. Cash and cash equivalents totalled $15.4 million at March 31, 1996 compared to $8.4 million at December 31, 1995.

     Savings deposits increased $1.8 million, or 0.7%, to $252.5 million at March 31, 1996 from $250.6 million at December 31, 1995. The Company experienced a net deposit outflow of $910,000 (before interest credited) for the three month period ended March 31, 1996. Management believes this net outflow occurred primarily as a result of withdrawals made by depositors for real estate tax and income tax payment purposes.

     The balance of non-performing loans, totalling $1.8 million at March 31, 1996, increased $645,000, or 56.5%, from $1.1 million at December 31, 1995 due to the delinquency of four additional residential loans. Approximately $1.0 million of the total represents loans to two borrowers, one having five loans totalling $1.3 million with $645,200 non-performing and the other having four loans totalling $616,666 with $376,380 non-performing. The largest non-performing loan for each of these borrowers was $405,020 and $196,905 respectively. Management believes that these loans are adequately secured by the underlying real estate. The ratio of non-performing loans to total loans was 0.84% at March 31, 1996 compared to 0.55% at December 31, 1995.

     Non-performing assets totalled $1.8 million at March 31, 1996 and $1.1 million at December 31, 1995. The ratio of non-performing assets to total assets was 0.58% and 0.37% respectively. Management believes that the total of non-performing assets may increase while it resolves the above-mentioned non-performing loans. The Company's allowance for loan losses totalled $882,800 at March 31, 1996, and there were no provisions or charge-offs during the quarter.

     During 1992, the Association's ESOP borrowed $1,840,000 from an unrelated third party to fund the Association's ESOP plan which was established in connection with the conversion. During 1993, Westco Bancorp, Inc. refinanced this loan on essentially the same terms as the original lender. The March 31, 1996 balance of $809,000 is eliminated in the consolidation of the Company's financial statements. At December 31, 1995, the outstanding balance totalled $871,000.

     Retained earnings increased $666,000, or 1.8%, to $37.1 million as a result of earnings for the three month period ended March 31, 1996 and the declaration of a dividend payment to stockholders during the quarter ended March 31, 1996. Stockholders' equity totalled $48.4 million or 15.6% of total assets at March 31, 1996, and the book value per common share outstanding was $27.10. On March 25, 1996, with the approval of its Board of Directors and the Office of Thrift Supervision, 1st Federal Savings and Loan Association of Westchester paid a dividend in the amount of $4.0 million to the parent company.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996
- - ---------- -- --------- ------- --- --- ----- ------ ----- ----- --- ----
AND MARCH 31, 1995:
- - --- ----- --- ----

     Net income for the quarter ended March 31, 1996 decreased $158,000 to $969,000 from $1.1 million for the quarter ended March 31, 1995. In the quarter ended March 31, 1996 net interest income decreased $122,000, or 4.4%, due to a narrowed interest rate margin. The Company's net interest margin averaged 3.58% in the quarter ended March 31, 1996 compared to 3.87% for the quarter ended March 31, 1995. The Company's interest rate spread averaged 2.81% during the 1996 first quarter, compared to 3.19% during the 1995 first quarter. Management expects both the interest rate margin and spread to remain fairly flat in the current interest rate environment.

     During the three months ended March 31, 1996 and March 31, 1995 no additional provision for loan losses was made based upon (1) the absence of any specific asset quality problems, (2) the current level of general loan loss reserves, and (3) management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the first quarter of 1996 decreased $155,000 over the same quarter in 1995 primarily as a result of both realized and unrealized losses in 1996 of $39,000 rather than gains of $90,000 which occurred in 1995 on trading securities. These decreases, along with a $21,000 decrease in commissions on insurance and investment products and a $21,000 decrease in miscellaneous income, were partially offset by a $16,000 increase in loan fees and service charges.

     Non-interest expense decreased $26,000 for the three months ended March 31, 1996 from the level for the three months ended March 31, 1995. This decrease resulted from slight decreases in several components of general operating costs.

IMPACT OF NEW ACCOUNTING STANDARDS
- - ------ -- --- ---------- ---------

     Statement of Financial Accounting Standards No. 121 ("SFAS
121"), "Accounting for the Impairment of Long-lived Assets and
Long-Lived Assets to be

Disposed of," is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. Management does not expect the implementation of SFAS 121 to have a material impact on the Company's consolidated financial position or results of operations.

     In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others however those servicing rights are acquired. SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. SFAS 122 will not have a material effect on the Company's financial position or results of operations since the Association does not service loans for others.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock options which encourages employers to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the income statement. SFAS 123 also permits entities to continue to use the intrinsic value method, allowing them to continue to apply current accounting requirements, which generally result in no compensation cost for most fixed stock option plans. If the intrinsic value method is retained, SFAS 123 requires significantly expanded disclosure, including disclosure of the pro forma amount of net income and earnings per share as if the fair value-based method were used to account for stock-based compensation. SFAS 123 is effective for fiscal years beginning after December 15, 1995. Management does not believe that the adoption of SFAS 123 will have an immediate impact on the Company's financial position or results of operations.

                           PART II - OTHER INFORMATION

                              WESTCO BANCORP, INC.

Item 1.   LEGAL PROCEEDINGS
          ----- -----------

     From time to time, the Association is a party to legal proceedings in the ordinary course of business. The Company and the Association are not engaged in any legal proceedings of a material nature at the present time.

Item 2.   CHANGES IN SECURITIES
          ------- -- ----------

STOCK SPLIT

     On April 16, 1996, the Board of Directors approved a three for two stock split of the Company's Common Stock. The stock distribution is to be made on May 17, 1996 to shareholders of record as of April 30, 1996. No fractional shares will be issued. Stockholders entitled to a fractional share will receive cash in lieu thereof in an amount proportionate to the average of the high and low bid prices of a share of the Company's Common Stock on April 30, 1996.

Item 3.   DEFAULTS UPON SENIOR SECURITIES - Not applicable
          -------- ---- ------ ----------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------- -- ------- -- - ---- -- -------- -------

     The following items were presented to shareholders at the Company's Annual Meeting on April 16, 1996:
     1. The election of Rosalyn M. Lesak, Edward A. Matuga and Edward C. Moticka to serve as directors for terms of three years or until successors have been elected and qualified.
     2. The ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending December 31, 1996.
     Both of the above items were approved by shareholders at the meeting. The election of Rosalyn M. Lesak was approved by a vote of 1,653,530 in favor and 3,585 withheld. The election of Edward A. Matuga was approved by a vote of 1,652,880 in favor and 4,235 withheld. The election of Edward C. Moticka was approved by a vote of 1,653,230 in favor and 3,885 withheld. The appointment of Cobitz, VandenBerg & Fennessy was ratified by a vote of 1,655,768 in favor, 747 against, and 600 abstaining. In the ratification of the auditor appointment, there were no broker non-votes. The continuing directors are David C. Burba, James E. Dick, Thomas J. Nowicki and Robert E. Vorel, Jr.

Item 5.   OTHER INFORMATION
          ----- -----------

STOCK OPTIONS EXERCISED BY DIRECTORS

     On January 29, 1996, in accordance with the provisions of the 1st Federal Savings and Loan Association of Westchester 1992 Stock Option Plan for Outside Directors, which was approved by a vote of the shareholders on September 29, 1992, Director Thomas J. Nowicki exercised 1,000 of the 5,360 remaining Common Stock options granted to him since June 26, 1992.
     On February 27, 1996, in accordance with the provisions of the 1st Federal Savings and Loan Association of Westchester 1992 Stock Option Plan for Outside Directors, which was approved by a vote of the shareholders on September 29, 1992, Director Edward C. Moticka exercised 1,000 of the 6,050 remaining Common Stock options granted to him on June 26, 1992.

                           PART II - OTHER INFORMATION
                                   (Continued)
                              WESTCO BANCORP, INC.

STOCK REPURCHASE PROGRAM

     The Company began its sixth common stock repurchase plan in September, 1995. Under the terms of the repurchase plan, as approved by by the Board of Directors, up to 90,000 shares may be repurchased. As of April 30, 1996, 25,500 shares had been repurchased.

COMMON STOCK SHARES OUTSTANDING

     As a result of the exercise of options and shares repurchased in accordance with the repurchase plan previously described, the number of common shares outstanding on April 30, 1996 totalled 1,772,895 shares.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          -------- --- ------- -- ---- ---

          (a)  The following exhibits are filed as part of this report:

          3.1   Certificate of Incorporation of Westco Bancorp, Inc.*
          3.2   Bylaws of Westco Bancorp, Inc.*
          4.0   Stock Certificate of Westco Bancorp, Inc.*
         11.0   Computation of earnings per share (filed herewith)
         27.0   Financial Data Schedule (filed herewith)

         * Incorporated herein by reference in this document from the Exhibits to Form S-1, Registration Statement, filed on March 23, 1992 and any amendments thereto, Registration No. 33-46441.

          (b)  No reports on Form 8-K were filed this quarter.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WESTCO BANCORP, INC.
                                        --------------------
                                            Registrant



DATE:  May 3, 1996                 BY:  /s/ David C. Burba
                                        -------------------------
                                        President,
                                        Chief Executive Officer



DATE:  May 3, 1996                 BY:  /s/ Richard A. Brechlin
                                        -------------------------
                                        Executive Vice President and Treasurer,
                                        Chief Financial Officer



DATE:  May 3, 1996                 BY:  /s/ Kenneth J. Kaczmarek
                                        -------------------------
                                        Vice President,
                                        Chief Accounting Officer