Form 10-Q
period 1996-06-30
WESTCO BANCORP INC
filed 1996-08-12
CIK 885413

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996.

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________to_________

                         Commission File Number  0-19985


                                 WESTCO BANCORP, INC.
                             --------------------------
              (Exact name of registrant as specified in its charter)


         Delaware                                       36-3823760
        ----------                                      ---------------
(State or other jurisdiction                            I.R.S. Employer
   of incorporation or                                  Identification
     organization)                                       Number

2121 South Mannheim Road, Westchester, Illinois              60154
- -----------------------------------------------            ----------
 (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:         (708) 865-1100
                                                           ---------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  (X)                           No  (   )

     As of August 9, 1996, the Registrant had 2,611,643 shares of Common stock issued and outstanding.

                                 WESTCO BANCORP. INC.

                                                                          Page
Part I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

             Consolidated Statements of Financial Condition
                  June 30, 1996 (Unaudited) and December 31, 1995           1

             Consolidated Statements of Income, Three and Six Months
                  Ended June 30, 1996 and 1995 (Unaudited)                  2

             Consolidated Statements of Cash Flows, Six Months Ended
                  June 30, 1996 and 1995 (Unaudited)                        3

             Notes to Consolidated Financial Statements                     4

      Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  5 - 8

Part II.   OTHER INFORMATION                                              9 - 10

                         WESTCO BANCORP, INC. AND SUBSIDIARIES

                    Consolidated Statements of Financial Condition

                                                            June 30,      December 31,
                                                         -------------    ------------
                                                              1996            1995
                                                              ----            ----
                                                           (unaudited)
Assets
- ------
Cash and amounts due from
  depository institutions                               $   4,292,518       4,418,600
Interest-bearing deposits                                   5,475,410       3,971,471
                                                          -----------     -----------
   Total cash and cash equivalents                          9,767,928       8,390,071
Investment securities (market value of
  $80,802,492 at June 30, 1996 and
  $82,359,066 at December 31, 1995)                        80,376,044      82,110,883
Investment securities held for trade                          783,784         501,150
Loans receivable, net                                     214,972,005     209,069,248
Stock in Federal Home Loan Bank of Chicago                  1,876,000       1,861,400
Office properties and equipment, net                        1,803,385       1,868,567
Accrued interest receivable                                 1,682,683       1,563,668
Prepaid expenses and other assets                             896,058         777,665
                                                          -----------     -----------
    Total assets                                          312,157,887     306,142,652
                                                          ===========     ===========

Liabilities and Stockholders' Equity
- ------------------------------------
Deposits                                                  256,344,312     250,643,639
Advance payments by borrowers for taxes
  and insurance                                             3,017,978       2,873,411
Other liabilities                                           4,559,378       4,708,983
                                                          -----------     -----------
    Total liabilities                                     263,921,668     258,226,033
                                                          -----------     -----------

Stockholders' Equity:
  Common stock                                                 34,813          34,768
  Additional paid-in capital                               22,488,841      22,298,822
  Retained earnings                                        37,857,289      36,450,398
  Treasury stock                                          (11,147,498)     (9,620,374)
  Common stock acquired by ESOP                              (746,571)       (871,000)
  Common stock awarded by Association Retention Plan         (250,655)       (375,995)
                                                          -----------     -----------
    Total stockholders' equity                             48,236,219      47,916,619
                                                          -----------     -----------

    Total liabilities and stockholders' equity          $ 312,157,887     306,142,652
                                                          ===========     ===========


See notes to consolidated financial statements.

                         WESTCO BANCORP, INC. AND SUBSIDIARIES

                           Consolidated Statements of Income


                                               Three Months Ended June 30,   Six Months Ended June 30,
                                               ---------------------------   -------------------------
                                                   1996          1995           1996          1995
                                                       (unaudited)                  (unaudited)
Interest income:
  Interest on loans                            $ 4,646,110     4,422,127      9,148,852     8,727,413
  Interest on investment securities              1,067,915     1,073,223      2,113,127     2,046,108
  Interest on interest-bearing deposits            114,141       101,410        256,759       176,014
  Dividends on securities held for trade             2,410         2,525          3,864         2,525
  Dividends on FHLB stock                           31,591        27,927         61,693        55,821
                                                 ---------     ---------     ----------    ----------
     Total interest income                       5,862,167     5,627,212     11,584,295    11,007,881
                                                 ---------     ---------     ----------    ----------

Interest expense:
  Interest on deposits                           3,073,739     2,811,238      6,125,778     5,399,828
                                                 ---------     ---------     ----------    ----------
     Total interest expense                      3,073,739     2,811,238      6,125,778     5,399,828
                                                 ---------     ---------     ----------    ----------

     Net interest income                         2,788,428     2,815,974      5,458,517     5,608,053
                                                 ---------     ---------     ----------    ----------

Non-interest income:
  Loan fees and service charges                     63,601        40,065        120,824        81,285
  Commission income                                 77,481        65,443        137,802       146,568
  Unrealized gain (loss) on
    trading account securities                     (30,392)       23,125        (32,692)       28,125
  Gain (loss) on sale of
    trading account securities                       4,635        19,063        (32,041)      104,468
  Other income                                      61,819        40,353        121,689       120,490
                                                 ---------     ---------     ----------    ----------
     Total non-interest income                     177,144       188,049        315,582       480,936
                                                 ---------     ---------     ----------    ----------

Non-interest expense:
  Staffing costs                                   796,787       798,270      1,576,428     1,576,811
  Advertising                                       42,301        27,247         77,164        59,498
  Occupancy and equipment expenses                 119,472       120,340        239,069       243,884
  Data processing                                   51,244        56,999        104,979       116,176
  Federal deposit insurance premiums               147,018       143,379        293,544       286,759
  Other                                            163,789       170,774        334,070       364,735
                                                 ---------     ---------     ----------    ----------
     Total non-interest expense                  1,320,611     1,317,009      2,625,254     2,647,863
                                                 ---------     ---------     ----------    ----------


Income before income taxes                       1,644,961     1,687,014      3,148,845     3,441,126
  Provision for income taxes                       586,750       610,600      1,121,400     1,237,360
                                                 ---------     ---------     ----------    ----------

     Net income                                $ 1,058,211     1,076,414      2,027,445     2,203,766
                                                 =========     =========     ==========    ==========


Earnings per share-primary                          $  .37           .37            .71           .74

Earnings per share-fully diluted                    $  .37           .37            .70           .74

Dividends declared per common share                 $  .12           .10            .24           .20



See notes to consolidated financial statements.

                         WESTCO BANCORP, INC. AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows


                                                                       Six Months Ended June 30,
                                                                    ----------------------------
                                                                          1996            1995
                                                                          ----            ----
                                                                               (unaudited)

Cash flows from operating activities:
  Net income                                                       $   2,027,445       2,203,766
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation                                                         102,435         100,534
    Amortization of premiums and discounts on
      investment securities - net                                        (64,638)       (394,404)
    Amortization of cost of stock benefit plans                          249,769         249,768
    Unrealized (gain) loss on trading account securities                  32,692         (28,125)
    Net (gain) loss on sale of trading account securities                 32,041        (104,468)
    Federal Home Loan Bank stock dividend                                   -            (26,800)
    Proceeds from sales of trading account securities                  2,778,958       1,445,296
    Purchase of trading account securities                            (3,126,325)     (1,005,625)
    Decrease in deferred income on loans                                (151,980)       (188,403)
    Increase in current and deferred federal income tax                  526,890         150,412
    (Increase) decrease in interest receivable                          (119,015)        174,053
    Increase in interest payable                                          14,151           9,725
    Change in prepaid and accrued items, net                            (660,625)       (973,983)
                                                                     -----------     -----------

Net cash provided by operating activities                              1,641,798       1,611,746
                                                                     -----------     -----------

Cash flows from investing activities:
    Proceeds from maturities of investment securities                 34,100,000      47,400,000
    Purchase of investment securities                                (32,300,523)    (48,167,596)
    Purchase of Federal Home Loan Bank stock                             (14,600)        (94,200)
    Disbursements for loans                                          (26,831,055)    (19,852,776)
    Loan repayments                                                   21,080,278      22,150,479
    Proceeds from sale of real estate owned                                 -            447,180
    Property and equipment expenditures                                  (37,253)        (55,592)
                                                                     -----------     -----------

Net cash provided by (for) investing activities                       (4,003,153)      1,827,495
                                                                     -----------     -----------

Cash flows from financing activities:
    Proceeds from exercise of stock options                               30,000          40,000
    Deposit account receipts                                         124,097,608     140,645,013
    Deposit account withdrawals                                     (123,923,323)   (142,718,848)
    Interest credited to deposit accounts                              5,526,388       4,972,287
    Increase in advance payment by
      borrowers for taxes and insurance                                  144,567         184,998
    Payment of dividends                                                (608,904)       (565,388)
    Purchase of treasury stock                                        (1,527,124)     (2,170,770)
                                                                     -----------     -----------

Net cash provided by financing activities                              3,739,212         387,292
                                                                     -----------     -----------

Net change in cash and cash equivalents                                1,377,857       3,826,533

Cash and cash equivalents at beginning of period                       8,390,071       6,146,066
                                                                     -----------     -----------

Cash and cash equivalents at end of period                         $   9,767,928       9,972,599
                                                                     ===========     ===========


Cash paid during the period for:
    Interest                                                       $   6,111,627       5,390,103
    Income taxes                                                       1,109,922       1,061,900



See notes to consolidated financial statements.

                           WESTCO BANCORP, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and Footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

Note B - Principles of Consolidation

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Westco Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries First Federal Savings and Loan Association of Westchester (the "Association") and Westco, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note C - Stock Repurchase

Since the initial public offering, the Office of Thrift Supervision has approved six separate stock repurchase programs as authorized by the Company's Board of Directors. As of August 9, 1996, 869,667 shares had been repurchased at an average price of $13.06. The current stock repurchase program permits the repurchase of up to 135,000 shares; and, as of August 9, 1996, 47,590 shares remain to be repurchased in the open market.

Note D - Earnings Per Share

Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding, after consideration of the 3 for 2 stock split completed on May 17, 1996. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note E - Stockholders' Equity

On April 16, 1996, the Board of Directors of Westco Bancorp, Inc. approved a 3 for 2 stock split, effected in the form of a stock dividend which was payable on May 17, 1996 to stockholders of record on April 30, 1996. Accordingly, stock-holders of record received 1 additional share for each 2 shares owned as of April 30, 1996. All prior share related information has been restated to reflect the stock split effect, including earnings per share data.

                       Management's Discussions and Analysis
                  of Financial Condition and Results of Operations

Liquidity and Capital Resources:
- --------- --- ------- ---------

     The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and proceeds from the maturity of investment securities. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition from various financial markets. The primary business activity of the Company, that of making conventional mortgage loans on residential housing, is likewise affected by economic conditions.

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Association has historically maintained a high level of liquid assets. At June 30, 1996, the Association's liquidity ratio was 32.53%.

     The Company employs an Interest Rate Risk Management strategy of offsetting interest rate risk embedded in the mortgage portfolio by maintaining a large part of the assets in overnight deposits and a laddered portfolio of U.S. Treasury and Agency securities. This strategy results in a relatively short weighted average maturity of these assets. At June 30, 1996, these investments totalled $85.9 million, or 27.5% of assets, with a weighted average life of approximately 12.1 months. At December 31, 1995, these investments totalled $86.1 million, or 28.1% of assets, with a weighted average life of approximately 12 months.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1996, cash and cash equivalents totalled $9.8 million.

     The primary investing activity of the Company is the origination of mortgage loans. During the six months ended June 30, 1996 and 1995, the Company disbursed loans in the amounts of $26.8 million and $19.9 million, respectively. Other investing activities include the purchase of investment securities, which totalled $32.3 million for the six months ended June 30, 1996 and $48.2 million for the six months ended June 30, 1995. These activities in 1996 were funded primarily by principal repayments on loans totalling $21.1 million and maturities of investment securities totalling $34.1 million. The six month activity for 1995 was funded by principal repayments on loans and maturities of investment securities in the amounts of $22.2 million and $47.4 million respectively.

     At June 30, 1996, the Company had outstanding loan commitments of $7.8 million. At that same date, there were no commitments to purchase loans or investment securities. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1996 totalled $75.5 million. Management believes that a significant portion of such deposits will remain with the Company.

     The regulatory standards of the Office of Thrift Supervision impose the following capital requirements: a risk based capital standard expressed as a percent of risk based assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1996, the Association exceeded all regulatory capital standards.

Capital requirements, ratios and balances are as follows:

                                         Actual    Required   Actual    Excess
                               Capital   Capital   Capital    Capital   Capital
                              Required   Ratio     Amount     Amount    Amount
At December 31, 1995:         --------   -------   --------   -------   -------
     Tangible                   1.5%      13.3%     $4,520    $40,013   $35,493
     Core                       3.0       13.3       9,040     40,013    30,973
     Risk Based:
         Tier I (core)          4.0       32.4       4,937     40,013    35,076
         Total                  8.0       33.1       9,873     40,896    31,023

At June 30, 1996:
     Tangible                   1.5%      12.7%     $4,537    $38,390   $33,853
     Core                       3.0       12.7       9,074     38,390    29,316
     Risk Based:
         Tier I (core)          4.0       30.3       5,068     38,390    33,322
         Total                  8.0       31.0      10,135     39,273    29,138

CHANGE IN FINANCIAL CONDITION OVER THE SIX MONTHS ENDED JUNE 30, 1996:
- ------ -- --------- --------- ---- --- --- ------ ----- ---- --  ----

     Total assets increased $6.0 million, or 2.0%, to $312.1 million at June 30, 1996 from $306.1 million at December 31, 1995. This increase is primarily attributable to an increase in savings deposits of $5.7 million, which was used to fund loan originations.

     Loans receivable increased $5.9 million, or 2.8%, to $215.0 million from $209.1 million at December 31, 1995. The increase is primarily a function of loan originations of $26.8 million offset by amortization and prepayments of $21.1 million. The growth in loans receivable is due to continued originations of one-to-four family loans.

     Investment securities decreased $l.7 million, or 2.1%, to $80.4 million at June 30, 1996. Cash and cash equivalents totalled $9.8 million at June 30, 1996 compared to $8.4 million at December 31, 1995.

     Savings deposits increased $5.7 million, or 2.3%, to $256.3 million at June 30, 1996 from $250.6 million at December 31, 1995. The Company experienced a net deposit inflow of $175,000 (before interest credited) for the six month period ended June 30, 1996.

     The balance of non-performing loans, which represented all of the Company's non-performing assets, totalling $900,000 at June 30, 1996, decreased $210,000, or 18.4% from $1.1 million at December 31, 1995 due to payment in full of three loans. The ratio of non-performing loans to total loans was .43% at June 30, 1996 compared to 0.55% at December 31, 1995 while the ratio of non-performing assets to total assets was 0.30% and 0.37% at June 30, 1996 and December 31, 1995 respectively. The Company's allowance for loan losses totalled $882,800, or 94.9% of non-performing loans, at June 30, 1996.

     During 1992, the Association's ESOP borrowed $1,840,000 from an unrelated third party to fund the Association's ESOP plan which was established in connection with the conversion. During 1993, Westco Bancorp, Inc. refinanced this loan on essentially the same terms as the original lender. The June 30, 1996 balance of $746,600 is eliminated in the consolidation of the Company's financial statements. At December 31, 1995, the outstanding balance totalled $871,000.

     Retained earnings increased $1.4 million, or 3.9%, to $37.9 million as a result of earnings for the six month period ended June 30, 1996 offset by the declaration of dividend payments to stockholders during the same period.

Stockholders' equity totalled $48.2 million or 15.5% of total assets at June 30, 1996, and the book value per common share outstanding was $18.40.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996
- ---------- -- --------- ------- --- --- ----- ------ ----- ---- --  ----
AND JUNE 30, 1995:
- --- ---- --  ----

     Net income for the quarter ended June 30, 1996 decreased $18,000 to $1.06 million from $l.08 million for the quarter ended June 30, 1995. In the quarter ended June 30, 1996 net interest income decreased $28,000, or 1.0%, due to reductions in both the interest rate spread and net interest margin. The Company's interest rate spread averaged 2.92% during the 1996 second quarter, compared to 3.23% during the 1995 second quarter. The Company's net interest margin averaged 3.69% for the quarter ended June 30, 1996 compared to 3.92% for the quarter ended June 30, 1995. During the first quarter of 1996, the Company's net interest rate spread averaged 2.81% and its net interest margin averaged 3.58%.

     During the three months ended June 30, 1996 and June 30, 1995 no additional provision for loan losses was made based upon (1) the absence of any specific asset quality problems, (2) the current level of general loan loss reserves, and
(3) management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the second quarter of 1996 decreased $11,000 over the same quarter in 1995 due primarily to lower realized and unrealized gains on investments held for trading offset by an increase in other income.

     Non-interest expense remained relatively stable, increasing by $4,000 for the three months ended June 30, 1996 from the level for the three months ended June 30, 1995.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996
- ---------- -- --------- ------- --- --- --- ------ ----- ---- --  ----
AND JUNE 30, 1995:
- --- ---- --  ----

     Net income for the six months ended June 30, 1996 decreased $177,000 to $2.03 million from $2.20 million for the six months ended June 30, 1996. In the six months ended June 30, 1996 interest income increased $576,000 from the year earlier, and interest expense increased $726,000 resulting in a reduction of the Company's net interest margin. The Company's net interest margin averaged 3.64% for the six months ended June 30, 1996, compared to 3.90% for the same period in 1995. The Company's interest rate spread averaged 2.87% during the six months ended June 30, 1996, compared to 3.21% during the same period in 1995.

     During the six months ended June 30, 1996 and 1995 no additional provision for loan losses was made based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the six months of 1996 decreased $165,000 over the same period in 1995, due to a decrease of $197,000 in the net of realized and unrealized gains and losses on investments held for trading, and a decrease in commissions on sales of insurance and investment products of $9,000. which were partially offset by a net increase in loan fees and service charges of $40,000, due in part to increased lending volumes.

     Non-interest expense decreased $23,000 for the six months ended June 30, 1996 from the level for the six months ended June 30, 1995 primarily as a result of slight decreases in several components of general operating costs.

     The provision for income taxes decreased as a result of the decreased earnings before income taxes. The effective tax rate for the six months ended June 30, 1996 and 1995 was 35.6% and 36.0% respectively.

IMPACT OF NEW ACCOUNTING STANDARDS
- ------ -- --- ---------- ---------

     Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The Company adopted SFAS 121 effective January 1, 1996, resulting in no material impact on the Company's consolidated financial position or results of operations.

     In May, 1995, the FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others however those servicing rights are acquired. SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. SFAS 122 will not have a material effect on the Company's financial position or results of operations since the Association does not service loans for others.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This statement estblishes a fair value-based method of accounting for stock options which encourages employers to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the income statement.

     SFAS 123 also permits entities to continue to use the intrinsic value method, allowing them to continue to apply current accounting requirements, which  generally  result in no  compensation  cost for most fixed  stock  option plans. If the intrinsic value method is retained, SFAS 123 requires significantly expanded disclosure, including disclosure of the pro-forma amount of net income and earnings per share as if the fair value-based method were used to account for stock-based compensation. SFAS 123 is effective for fiscal years beginning after December 15, 1995, however, employers will be required to include in that year's financial statements, information about options granted in 1995. The Company has determined that it will continue to apply the APB Opinion #25 method in preparing its consolidated financial statements.

RECENT DEVELOPMENTS
- ------ ------------

     Legislative issues regarding the recapitalization of the Savings Association Insurance Fund (SAIF) of the FDIC, the disparity in bank and thrift deposit insurance premiums, FICO bond interest payments, the merger of SAIF and BIF and other pending regulatory issues remain unresolved. Management cannot predict the impact future legislation or regulatory changes may have on the operations of the Company. However, without legislation addressing the FDIC insurance premium disparity, the Company, like other thrift holding companies of well capitalized thrifts posing no-foreseeable risk to the FDIC, will continue to pay deposit insurance premiums significantly higher than comparable banks. In addition, management cannot predict the ultimate effect the continued nationwide migration of SAIF insured deposits to BIF insurance coverage may have on the Company's operation.

     Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. The legislation requires recapture of reserves accumulated after 1987. The recapture tax on post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management does not believe that this legislation will have a material impact on the operations of the Company.

                             PART II - OTHER INFORMATION

                                  WESTCO BANCORP, INC.

Item 1.  LEGAL PROCEEDINGS
         ----- -----------

From time to time, the Association is a party to legal proceedings in the ordinary course of business, wherein it enforces its security interest. The Company and the Association are not engaged in any legal proceedings of a material nature at the present time.

Item 2.  CHANGES IN SECURITIES - Not applicable
         ---------------------
Item 3.  DEFAULTS UPON SENIOR SECURITIES - Not applicable
         -------- ---- ------ ----------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable
         ---------- -- ------- -- - ---- -- -------- -------

Item 5.  OTHER INFORMATION
         ----- -----------

STOCK OPTIONS

     On June 17, 1996, in accordance with the provisions of the Westco Bancorp, Inc. 1992 Incentive Stock Option Plan, which was approved by a vote of the shareholders on September 29, 1992, Executive Vice President, Gregg P. Goossens exercised options on 1,500 shares of Common Stock granted to him.

STOCK REPURCHASE PROGRAM

     The Company began its sixth common stock repurchase plan in September, 1995. Under the terms of the repurchase plan, as approved by the Board of Directors, up to 135,000 shares may be repurchased. As of August 9, 1996, 87,410 shares had been repurchased.

COMMON STOCK SHARES OUTSTANDING

     As a result of the exercise of options and shares repurchased in accordance with the repurchase plan previously described, the number of common shares out-standing on August 9, 1996 totalled 2,611,643 shares.

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

        * Incorporated herein by reference in this document from the Exhibits to Form S-l, Registration Statement, filed on March 23, 1992 and any amendments thereto, Registration No. 33-46441.

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


                                                   WESTCO BANCORP, INC.
                                                   --------------------
                                                        Registrant


DATE:  August 9, 1996            BY:      (s)      /s/ David C. Burba
                                                   -----------------------------
                                                   David C. Burba
                                                   President and
                                                   Chief Executive Officer




DATE:  August 9, 1996            BY:      (s)      /s/ Richard A. Brechlin
                                                   -----------------------------
                                                   Richard A. Brechlin
                                                   Executive Vice President and
                                                   Chief Financial Officer




DATE:  August 9, 1996            BY:      (s)      /s/ Kenneth J. Kaczmarek
                                                   -----------------------------
                                                   Kenneth J. Kaczamarek
                                                   Vice President and
                                                   Chief Accounting Officer