Form 10-Q
period 1996-09-30
WESTCO BANCORP INC
filed 1996-11-01
CIK 885413

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ----------------------------------


                                   FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996.


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ---------      ---------

                         Commission File Number  0-19985


                              WESTCO BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                            36-3823760
     --------                                            ----------
(State or other jurisdiction                          I.R.S. Employer
   of incorporation or                                Identification
     organization)                                        Number


 2121 South Mannheim Road, Westchester, Illinois           60154
 -----------------------------------------------         ----------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:   (708)865-1100
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

                      Yes  (X)          No  ( )

     As of October 25, 1996, the Registrant had 2,578,643 shares of Common stock issued and outstanding.

                             WESTCO BANCORP, INC.



Part I.   FINANCIAL INFORMATION                                           Page


     Item 1.  Financial Statements

            Consolidated Statements of Financial Condition
             September 30, 1996 (Unaudited) and December 31, 1995           1

            Consolidated Statements of Income, Three and Nine Months
             Ended September 30, 1996 and 1995 (Unaudited)                  2

            Consolidated Statements of Cash Flows, Nine Months Ended
             September 30, 1996 and 1995 (Unaudited)                        3

            Notes to Consolidated Financial Statements                      4

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       5 - 10


Part II.  OTHER INFORMATION                                                11

SIGNATURES                                                                 12

                      WESTCO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                  September 30,    December 31,
                                                      1996             1995
                                                  -------------    ------------
                                                   (Unaudited)

Assets
------
Cash and amounts due from
  depository institutions                         $   2,902,188       4,418,600
Interest-bearing deposits                             1,504,666       3,971,471
                                                    -----------     -----------
     Total cash and cash equivalents                  4,406,854       8,390,071

Investment securities (market value of
  $76,629,446 at September 30, 1996 and
  $82,359,066 at December 31, 1995)                  76,213,079      82,110,883
Investment securities held for trade                    740,750         501,150
Loans receivable, net                               219,535,052     209,069,248
Stock in Federal Home Loan Bank of Chicago            1,876,000       1,861,400
Office properties and equipment, net                  1,923,197       1,868,567
Accrued interest receivable                           1,491,321       1,563,668
Prepaid expense and other assets                      1,586,234         777,665
                                                    -----------     -----------
     Total assets                                   307,772,487     306,142,652
                                                    ===========     ===========

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                            252,968,882     250,643,639
Advance payments by borrowers for taxes
  and insurance                                       1,236,809       2,873,411
Other liabilities                                     5,867,126       4,708,983
                                                    -----------     -----------
     Total liabilities                              260,072,817     258,226,033
                                                    -----------     -----------
Stockholders' Equity:
  Common stock                                           34,828          34,768
  Additional paid-in capital                         22,504,866      22,298,822
  Retained earnings                                  37,652,441      36,450,398
  Treasury stock                                    (11,620,123)     (9,620,374)
  Common stock acquired by ESOP                        (684,357)       (871,000)
  Common stock awarded by Association
    Recognition and Retention Plan                     (187,985)       (375,995)
                                                    -----------     -----------
     Total stockholders' equity                      47,699,670      47,916,619
                                                    -----------     -----------
     Total liabilities and stockholders' equity   $ 307,772,487     306,142,652
                                                    ===========     ===========



See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                              -----------------------   -----------------------
                                   1996        1995         1996        1995
                              -----------   ---------   ----------   ----------
Interest income:
  Interest on loans           $ 4,665,620   4,373,096   13,814,472   13,100,509
  Interest on investments       1,101,077   1,275,054    3,214,204    3,321,162
  Interest on interest-bearing
    deposits                       74,169      94,408      330,928      270,422
  Dividends on securities
    held for trade                  2,610       2,550        6,474        5,075
  Dividends on FHLB stock          31,989      32,303       93,682       88,124
                                ---------   ---------   ----------   ----------
     Total interest income      5,875,465   5,777,411   17,459,760   16,785,292
                                ---------   ---------   ----------   ----------
Interest expense:
  Interest on deposits          3,125,178   2,999,093    9,250,956    8,398,921
                                ---------   ---------   ----------   ----------
     Total interest expense     3,125,178   2,999,093    9,250,956    8,398,921
                                ---------   ---------   ----------   ----------
     Net interest income        2,750,287   2,778,318    8,208,804    8,386,371
                                ---------   ---------   ----------   ----------
Non-interest income:
  Loan fees and service charges    67,616      56,925      188,440      138,210
  Commission income                58,639      54,362      196,441      200,930
  Unrealized gain (loss) on
    trading account securities     14,500       6,250      (18,192)      34,375
  Gain on sale of trading
    account securities             47,414      30,742       15,373      135,210
  Other income                     64,001      59,536      185,690      180,026
                                ---------   ---------   ----------   ----------
     Total non-interest income    252,170     207,815      567,752      688,751
                                ---------   ---------   ----------   ----------
Non-interest expense:
  Staffing costs                  796,229     809,870    2,372,657    2,386,681
  Advertising                      42,084      28,328      119,248       87,826
  Occupancy & equipment expense   115,436     134,505      354,505      378,389
  Data processing                  50,918      49,255      155,897      165,431
  Federal deposit insurance
    premiums                    1,757,018     140,202    2,050,562      426,961
  Other                           148,112     160,506      482,182      525,241
                                ---------   ---------   ----------   ----------
     Total non-interest expense 2,909,797   1,322,666    5,535,051    3,970,529
                                ---------   ---------   ----------   ----------
Income before taxes                92,660   1,663,467    3,241,505    5,104,593
  Provision (benefit) for
    income taxes                  (14,800)    607,200    1,106,600    1,844,560
                                ---------   ---------   ----------   ----------
Net Income                     $  107,460   1,056,267    2,134,905    3,260,033
                                =========   =========   ==========   ==========
Earnings per share-primary          $ .04         .37          .75         1.11
Earnings per share-fully diluted    $ .04         .37          .75         1.11
Dividends declared per common share $ .12         .10          .36          .30

See notes to consolidated financial statements.

                      WESTCO BANCORP, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                Nine Months Ended September 30,
                                                        1996           1995
                                                     -----------    ----------
Cash flows from operating activities:
  Net income                                        $  2,134,905     3,260,033
  Adjustments to reconcile net income to net
    cash from operating activities:
    Depreciation                                         147,965       151,190
    Amortization of premiums and discounts on
      investment securities - net                       (113,144)     (712,196)
    Amortization of cost of stock benefit plans          374,653       374,653
    Unrealized (gain)loss on trading account securities   18,192       (34,375)
    Net gain on sale of trading account securities       (15,373)     (135,210)
    Federal Home Loan Bank stock dividend                   -          (26,800)
    Proceeds from sales of trading account securities  3,496,418     2,165,809
    Purchase of trading account securities            (3,740,700)   (1,517,500)
    Decrease in deferred income on loans                (229,439)     (321,705)
    Increase(decrease) in current and deferred
      federal income tax                                (965,322)      123,149
    (Increase)decrease in interest receivable             72,347      (230,712)
    Increase in interest payable                           2,782         5,816
    Change in prepaid and accrued items, net           1,472,390     1,394,895
                                                     -----------    ----------
Net cash provided by operating activities              2,655,674     4,497,047
                                                     -----------    ----------
Cash flows from investing activities:
  Proceeds from maturities of investment securities   49,999,546    65,100,000
  Purchase of investment securities                  (43,988,598)  (64,430,342)
  Purchase of Federal Home Loan Bank stock               (14,600)      (94,200)
  Disbursements for loans                            (41,838,321)  (37,736,926)
  Loan repayments                                     31,601,956    36,230,224
  Proceeds from sale of real estate owned                   -          447,180
  Property and equipment expenditures                   (202,595)      (92,859)
                                                     -----------    ----------
Net cash provided for investing activities            (4,442,612)     (576,923)
                                                     -----------    ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                 40,000        40,000
  Deposit account receipts                           185,688,036   201,313,960
  Deposit account withdrawals                       (191,729,721) (204,612,770)
  Interest credited to deposit accounts                8,366,928     7,695,556
  Increase(decrease) in advance payment
    by borrowers for taxes and insurance              (1,636,602)      601,670
  Payment of dividends                                  (925,171)     (834,697)
  Purchase of treasury stock                          (1,999,749)   (2,170,770)
                                                     -----------    ----------
Net cash provided by(for) financing activities        (2,196,279)    2,032,949
                                                     -----------    ----------
Net change in cash and cash equivalents               (3,983,217)    5,953,073
Cash and cash equivalents at beginning of period       8,390,071     6,146,066
                                                     -----------    ----------
Cash and cash equivalents at end of period          $  4,406,854    12,099,139
                                                     ===========    ==========
Cash paid during the period for:
     Interest                                       $  9,248,175     8,393,105
     Income taxes                                      1,590,722     1,610,500

See notes to consolidated financial statements.

                      WESTCO BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

Note B - Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Westco Bancorp, Inc. (the "Company"), its wholly-owned subsidiaries First Federal Savings and Loan Association of Westchester (the "Association") and Westco, Inc., the Association's wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note C - Stock Repurchase

Since the initial public offering, the Company's Board of Directors has approved six stock repurchase programs, each representing approximately 5% of the shares outstanding at the program's initiation. The current stock repurchase program was approved in September, 1995. As of October 25, 1996, 13,090 shares remain to be repurchased in the open market.

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

Liquidity and Capital Resources:
-------------------------------

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

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Association has historically maintained a high level of liquid assets. At September 30, 1996, the Association's liquidity ratio was 30.0%.

     The Company employs an Interest Rate Risk Management strategy of offsetting interest rate risk embedded in the mortgage portfolio by maintaining a large part of the assets in overnight deposits and a portfolio of U.S. Treasury and Agency securities with "laddered" maturities. This strategy results in a relatively short weighted average maturity of these assets. At September 30, 1996, these investments totalled $77.7 million, or 25.3% of assets, with a weighted average life of approximately 11 months. At December 31, 1995, these investments totalled $86.1 million, or 28.1% of assets, with a weighted average life of approximately 12 months.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1996, cash and cash equivalents totalled $4.4 million.

     The primary investing activity of the Company is the origination of mortgage loans. During the nine months ended September 30, 1996 and 1995, the Company disbursed loans in the amounts of $41.8 million and $37.7 million, respectively. Other investing activities include the purchase of investment securities, which totalled $44.0 million for the nine months ended September 30, 1996 and $64.4 million for the nine months ended September 30, 1995. These activities in 1996 were funded primarily by principal repayments on loans totalling $31.6 million and maturities of investment securities totalling $50.0 million. The nine month activity for 1995 was funded by principal repayments on loans and maturites of investment securities in the amounts of $36.2 million and $65.1 million respectively.

     At September 30, 1996, the Company had outstanding loan commitments of $7.0 million. At that same date, there were no commitments to purchase loans or investment securities. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1996 totalled $78.7 million. Management believes that a significant portion of such deposits will remain with the Company.

     The regulatory standards of the Office of Thrift Supervision impose the following capital requirements: a risk based capital standard expressed as a percent of risk based assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1996, the Association exceeded all regulatory capital standards.

    Capital requirements, ratios and balances are as follows:

                                      Actual    Required  Actual    Excess
                            Capital   Capital   Capital   Capital   Capital
                           Required   Ratio     Amount    Amount    Amount
                           --------   -------   --------  -------   -------
At December 31, 1995:
     Tangible                1.5%     13.3%     $4,520    $40,013   $35,493
     Core                    3.0      13.3       9,040     40,013    30,973
     Risk Based:
        Tier I (core)        4.0      32.4       4,937     40,013    35,076
        Total                8.0      33.1       9,873     40,896    31,023

At September 30, 1996:
     Tangible                1.5%     12.8%     $4,512    $38,536   $34,024
     Core                    3.0      12.8       9,024     38,536    29,512
     Risk Based:
        Tier I (core)        4.0      29.2       5,271     38,536    33,265
        Total                8.0      29.9      10,542     39,419    28,877

CHANGE IN FINANCIAL CONDITION OVER THE NINE MONTHS ENDED SEPTEMBER 30, 1996:
----------------------------------------------------------------------------

     Total assets increased $1.6 million, or 0.5%, to $307.8 million at September 30, 1996 from $306.1 million at December 31, 1995. This increase is primarily attributable to an increase in savings deposits of $2.3 million, which was used to fund loan originations.

     Loans receivable increased $10.5 million, or 5.0%, to $219.5 million from $209.1 million at December 31, 1995. The increase is primarily a function of loan disbursements of $41.8 million offset by amortization and prepayments of $31.6 million. The growth in loans receivable is due primarily to continued originations of one-to-four family loans. Since the beginning of the year, the Association has closed $5.0 million in new construction loans on residential housing, $2.7 million in land development loans and $4.3 million in permanent loans on residential property of five or more dwelling units. During the same period in 1995, the Association closed $1.4 million in construction loans and $1.1 million in loans on properties having five or more dwelling units.

     Investment securities decreased $5.9 million, or 7.2%, to $76.2 million at September 30, 1996 as additional funds were allocated to meet increased loan demand. Cash and cash equivalents totalled $4.4 million at September 30, 1996 compared to $8.4 million at December 31, 1995.

     Savings deposits increased $2.3 million, or 0.9%, to $253.0 million at September 30, 1996 from $250.6 million at December 31, 1995. The Company experienced a net deposit outflow of $6.0 million (before interest credited) for the nine month period ended September 30, 1996.

     The balance of non-performing loans, which represented all of the Company's non-performing assets, totalling $1.62 million at September 30, 1996, increased $478,000, or 41.9% from $1.14 million at December 31, 1995 due to the delinquency of an additional two residential loans totalling $660,000. The ratio of non-performing loans to total loans was .74% at September 30, 1996 compared to 0.55% at December 31, 1995 while the ratio of non-performing assets to total assets was 0.53% and 0.37% at September 30, 1996 and December 31, 1995 respectively. The Company's allowance for loan losses totalled $882,800, or 54.5% of non-
                                         -6-
performing loans, at September 30, 1996.

     During 1992, the Association's ESOP borrowed $1,840,000 from an unrelated third party to fund the Association's ESOP plan which was established in connection with the conversion. During 1993, Westco Bancorp, Inc. refinanced this loan on essentially the same terms as the original lender. The September 30, 1996 balance of $684,400 is eliminated in the consolidation of the Company's financial statements. At December 31, 1995, the outstanding balance totalled $871,000.

     Retained earnings increased $1.2 million, or 3.3%, to $37.7 million as a result of earnings for the nine month period ended September 30, 1996 offset by the declaration of dividend payments to stockholders during the same period. Stockholders' equity totalled $47.7 million or 15.5% of total assets at September 30, 1996, and the book value per common share outstanding was $18.34.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
-----------------------------------------------------------------------------
AND SEPTEMBER 30, 1995:
-----------------------

     Net income for the quarter ended September 30, 1996 decreased $949,000 to $107,000 million from $1.06 million for the quarter ended September 30, 1995. The decrease in quarterly earnings resulted from a $1.61 million provision recognized in the quarter for the estimated amount of the special assessment by the FDIC to recapitalize the Savings Association Insurance Fund pursuant to the requirements of legislation signed into law on September 30, 1996. This provision was offset by a corresponding $624,000 decrease in income tax expense. (See "Recent Developments" for further information.)

     In the quarter ended September 30, 1996 net interest income decreased $28,000, or 1.0%, due to reductions in both the interest rate spread and net interest margin. Interest income increased $98,000 while interest expense increased $126,000. The Company's interest rate spread averaged 2.84% during the 1996 third quarter, compared to 3.05% during the 1995 third quarter. The Company's net interest margin averaged 3.62% for the quarter ended September 30, 1996 compared to 3.78% for the quarter ended September 30, 1995. During the second quarter of 1996, the Company's net interest rate spread averaged 2.92% and its net interest margin averaged 3.69%.

     During the three months ended September 30, 1996 and September 30, 1995 no additional provision for loan losses was made based upon (1) the absence of any specific asset quality problems, (2) the current level of general loan loss reserves, and (3) management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the third quarter of 1996 increased $44,000 over the same quarter in 1995 due primarily to a $25,000 increase in realized and unrealized gains on investments held for trading, an $11,000 increase in loan fees and service charges, a $4,000 increase in commissions on sales of investment and insurance products and a $4,000 increase in other income.

     Apart from the $1.61 million provision previously mentioned, non-interest expense remained relatively stable, decreasing by $23,000 for the three months ended September 30, 1996 from the level for the three months ended September 30, 1995. Staffing costs decreased $13,000, occupancy and equipment expenses decreased 19,000, and other operating costs decreased $12,000. These decreases were partially offset by a $14,000 increase in advertising costs.

     Income tax for the third quarter of 1996 decreased $622,000 as a result of all of the above.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
----------------------------------------------------------------------------
AND SEPTEMBER 30, 1995:
-----------------------

     Net income for the nine months ended September 30, 1996 decreased $1.13 million to $2.13 million from $3.26 million for the nine months ended September 30, 1996. This decrease primarily resulted from the $1.61 million provision recognized in the quarter for the estimated amount of the special assessment by the FDIC to recapitalize the Savings Association Insurance Fund partially offset by a corresponding $624,000 decrease in income tax expense.

     Also, during the nine months ended September 30, 1996, interest income increased $674,000 from the year earlier, and interest expense increased $852,000 resulting in a reduction of the Company's net interest margin. The Company's net interest margin averaged 3.63% for the nine months ended September 30, 1996, compared to 3.86% for the same period in 1995. The Company's interest rate spread averaged 2.85% during the nine months ended September 30, 1996, compared to 3.16% during the same period in 1995.

     During the nine months ended September 30, 1996 and 1995 no additional provision for loan losses was made based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the nine months of 1996 decreased $121,000 over the same period in 1995, due to a decrease of $172,000 in the net of realized and urealized gains and losses on investments held for trading, and a decrease in commissions on sales of insurance and investment products of $4,000, which were partially offset by a net increase in loan fees and service charges of $50,000, due in part to increased lending volume, and an increase of $6,000 in other income.

     Non-interest expense increased $1.56 million for the nine months ended September 30, 1996 from the level for the nine months ended September 30, 1995 primarily as a result of the $1.61 million provision for the FDIC's special assessment. That provision and a $31,000 increase in advertising expense were offset by decreases in staffing costs, occupancy and equipment costs, data processing expense and general operating costs in the amounts of $14,000, $24,000, $10,000 and $43,000 respectively.

     The provision for income taxes decreased as a result of the decreased earnings before income taxes. State income taxes were reduced significantly because the income derived from the portfolio of Treasury securities nearly offset taxable income. The effective tax rate for the nine months ended September 30, 1996 and 1995 was 34.1% and 36.1% respectively.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

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

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement applies a "financial-components approach" in recognizing assets and liabilities that focuses on control to recognize financial assets and liabilities. Under SFAS 125, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred. An entity ceases to recognize assets when control has been surrendered, and it ceases to recognize liabilities when they are extinguished. SFAS 125 establishes standards to distinguish between transfers of financial assets that are sales and transfers of financial assets that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not expect this pronouncement to have a significant impact on its consolidated financial condition or results of operations.

RECENT DEVELOPMENTS
-------------------

     Legislation regarding the recapitalization of the Savings Association Insurance Fund (SAIF) of the FDIC was signed by the President on September 30, 1996. As a result, the disparity in bank and thrift deposit insurance premiums should be reduced significantly. Beginning January 1, 1997, the FDIC has estimated that thrifts will pay a rate of 6.5 cents per $100 of deposits (a 16.6 cent reduction from the current assessment of 23 cents) and banks will pay 1.3 cents per $100 of deposits to fund FICO bond interest payments until the year 2000 or the date at which the last federal savings association ceases to exist. At that time the payments will be shared on a pro-rata basis. Also, the merger of SAIF and BIF, as addressed in the legislation, depends upon subsequent legislation to eliminate the federal thrift charter. Management cannot predict the impact future legislation or regulatory changes may have on the operations of the Company.

     Legislation regarding bad debt recapture has been passed. The legislation requires recapture of reserves accumulated after 1987. The recapture tax on post-1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management does not believe that this legislation will have a material impact on the operations of the Company.

                            PART II - OTHER INFORMATION

                                WESTCO BANCORP, INC.

Item 1.   LEGAL PROCEEDINGS
          -----------------

From time to time, the Association is a party to legal proceedings in the ordinary course of business, wherein it enforces its security interest. The Company and the Association are not engaged in any legal proceedings of a material nature at the present time.

Item 2.   CHANGES IN SECURITIES - Not applicable
          ---------------------

Item 3.   DEFAULTS UPON SENIOR SECURITIES - Not applicable
          -------------------------------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable
          ---------------------------------------------------

Item 5.   OTHER INFORMATION
          -----------------

STOCK OPTIONS

     On September 6, 1996, in accordance with the provisions of the Westco Bancorp, Inc. 1992 Incentive Stock Option Plan, which was approved by a vote of the shareholders on September 29, 1992, Executive Vice President, Gregg P. Goossens exercised options on 1,500 shares of Common Stock granted to him.

STOCK REPURCHASE PROGRAM

     The Company began its current common stock repurchase plan in September, 1995. As of October 25, 1996, 13,090 shares remain to be repurchased.

COMMON STOCK SHARES OUTSTANDING

     As a result of the exercise of options and shares repurchased in accordance with the repurchase plan previously described, the number of common shares outstanding on October 25, 1996 totalled 2,584,143 shares.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  The following exhibits are filed as part of this report:

          3.1  Certificate of Incorporation of Westco Bancorp, Inc.*
          3.2  Bylaws of Westco Bancorp, Inc.*
          4.0  Stock Certificte of Westco Bancorp, Inc.*
         11.0  Computation of earnings per share (filed herewith)
         27.0  Financial Data Schedule (filed herewith)

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


                                        WESTCO BANCORP, INC.
                                        --------------------
                                            Registrant



DATE:  October 25, 1996        BY:  (s) /s/ David C. Burba
                                        ------------------
                                        David C. Burba
                                        President and
                                        Chief Executive Officer



DATE:  October 25, 1996        BY:  (s) /s/ Richard A. Brechlin
                                        -----------------------
                                        Richard A. Brechlin
                                        Executive Vice President and
                                        Chief Financial Officer



DATE:  October 25, 1996        BY:  (s) /s/ Kenneth J. Kaczmarek
                                        ------------------------
                                        Kenneth J. Kaczmarek
                                        Vice President and
                                        Chief Accounting Officer