Form 10-K405
period 1996-12-31
WESTCO BANCORP INC
filed 1997-03-21
CIK 885413

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1996
                          Commission File No.: 0-19985

                              WESTCO BANCORP, INC.
             (exact name of registrant as specified in its charter)

                 DELAWARE                                  36-3823760
      (State or other jurisdiction of               (I.R.S. Employer I.D. No.)
       incorporation or organization)

            2121 S. MANNHEIM ROAD, WESTCHESTER, ILLINOIS 60154-4363
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (708) 865-1100 Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK PAR VALUE $0.01 PER SHARE
                                (Title of class)

      The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X       No __________.
           ---------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.    X
                               ----

      The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., persons other than directors and executive officers of the registrant) is $46,550,091 and is based upon the last sales price ($23.00) as quoted on The Nasdaq Stock Market for March 11, 1997.

      The Registrant had 2,571,353 shares outstanding as of March 12, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

      PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

      PORTIONS OF THE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                     INDEX

PART I                                                                    PAGE
                                                                          ----
 Item 1.    Business.....................................................    1

 Additional Item.    Executive Officers of the Registrant................   32

 Item 2.    Properties...................................................   34

 Item 3.    Legal Proceedings............................................   34

 Item 4.    Submission of Matters to a Vote of Security Holders..........   34

PART II

 Item 5.    Market for Registrant's Common Equity and Related
            Stockholders Matters.........................................   34

 Item 6.    Selected Financial Data......................................   35

 Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   35

 Item 8.    Financial Statements and Supplementary Data..................   35

 Item 9.    Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure..........................   35

PART III

 Item 10.   Directors and Executive Officers of the Registrant...........   35

 Item 11.   Executive Compensation.......................................   35

 Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................   35

 Item  13.  Certain Relationships and Related Transactions...............   36

PART IV

 Item 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K..........................................   36

SIGNATURES...............................................................   38

                                     PART I


ITEM I.  BUSINESS
-----------------

     Westco Bancorp, Inc. (the "Company" or the "Registrant") was incorporated under Delaware law on March 11, 1992. On June 26, 1992, the Registrant acquired First Federal Savings and Loan Association of Westchester, Westchester, Illinois (the "Association" or "First Federal") as a part of the Association's conversion from a mutual to a stock federally chartered savings association. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Registrant does not transact any material business other than through its sole subsidiary, the Association, but the company may enter into joint ventures for the purpose of developing residential properties. Such an activity would not be significant.

     The Association was founded in 1906 as an Illinois chartered savings and loan association. In 1971, the institution converted to a federally chartered and insured savings and loan association. The Association is a member of the Federal Home Loan Bank (the "FHLB") System and its deposit accounts are insured up to applicable limits by the FDIC. At December 31, 1996 the Association had total assets of $305.0 million and stockholders' equity of $40.1 million (13.1%
of total assets).   In 1996, the Association paid a dividend to the Company in the amount of  $4.0 million.

     The Association's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations primarily in one- to four-family, owner-occupied, residential mortgage loans, and to a lesser extent, multi-family residential mortgage loans, commercial real estate loans, construction and land loans, consumer loans, and other short-term investments, including U.S. Government and federal agency securities and other marketable securities. The Association's revenues are derived principally from interest on its mortgage loan portfolio and interest and dividends on its investment securities. The Association's primary sources of funds are deposits and principal and interest payments on investment securities and loans.

MARKET AREA

     The Association has been, and continues to be, a community-oriented savings institution offering a variety of financial products to meet the needs of the communities it serves. The Association's deposit gathering area is concentrated in the neighborhoods surrounding its home office and a limited service office, both located in Westchester, Illinois. The Association's lending base primarily covers western Cook County and DuPage County and extends, to a lesser extent, to the remainder of Cook County, Lake, McHenry, Kane, Will, Kendall and Grundy Counties in Illinois. Management believes that its offices are located in a community that can generally be characterized as stable, residential neighborhoods of predominately one- to four-family residences.

LENDING ACTIVITIES

     LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The Association's loan portfolio composition consists primarily of conventional first mortgage loans secured by one- to four-family residences. At December 31, 1996, the Association's total mortgage loans outstanding were $215.9 million, of which $180.8 million were one- to four-family residential mortgage loans, or 79.6% of the Association's total loan portfolio. Of the one- to four-family residential mortgage loans outstanding at that date, 67.3% were fixed-rate loans, and 32.7% were adjustable-rate ("ARM") loans. At the same date, multi-family residential mortgages totalled $19.0 million, or 8.4% of the Association's total loan portfolio, of which 52.2% were fixed-rate loans either fully amortizing or with a balloon payment and 47.8% were ARM loans. At December 31, 1996, the Association had commercial real estate loans of $10.8 million, or 4.8% of the Association's total loan portfolio, and construction and land loans of $5.3 million, or 2.3% of the Association's total loan portfolio. At December 31, 1996, the Association had $505,000 in purchased loans and loan participations with $468,000 of this total being a participation loan purchased in 1996 from another bank in a neighboring community. Other loans held by the Association, which principally consist of consumer loans and share loans, totalled $11.2 million, or 4.9% of the Association's total loan portfolio.

     The following table sets forth the composition of the Association's loan portfolio and mortgage-backed securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                             AT DECEMBER 31,
                              ------------------------------------------------------------------------------------------------------

                                   1996                  1995                      1994               1993            1992
                              -------------------- ------------------- ----------------------  ----------------- -------------------

                                          PERCENT             PERCENT            PERCENT                PERCENT             PERCENT
                                 AMOUNT   OF TOTAL   AMOUNT   OF TOTAL  AMOUNT   OF TOTAL      AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                                 ------   --------   ------   --------  ------   --------      ------   --------   ------   --------
                                                                       (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  One- to four-family.........  $180,815    79.61%  $172,800   81.31%  $169,608    81.14%     $162,073    83.50%  $165,797    85.83%
  Multi-family................    18,993     8.36     16,556    7.79     16,711     7.99        11,768     6.06      8,722     4.52
  Commercial real estate......    10,819     4.76      9,779    4.60      9,430     4.51         7,528     3.88      7,593     3.93
  Construction................     2,927     1.29        865     .41      1,035      .50         1,121      .58        258      .13
  Land........................     2,387     1.05      1,740     .82      1,008      .48           633      .33        313      .16
                                --------   ------   --------   -----    -------    -----      --------   ------   --------   ------
     Total mortgage loans.....   215,941    95.07    201,740   94.93    197,792    94.62       183,123    94.35    182,683    94.57

Other loans:                      11,197     4.93     10,784    5.07     11,237     5.38        10,975     5.65     10,484     5.43
                                --------   ------   --------  ------    -------   ------      --------   ------   --------   ------

  Total loans receivable......   227,138   100.00%   212,524  100.00%   209,029   100.00%      194,098   100.00%   193,167   100.00%
                                           ======             ======              ======                 ======              ======
LESS:

  Loans in process............       198                 117                188                    222                 285
  Unearned discounts and
   deferred loan fees.........     2,159               2,455              2,843                  3,155               3,200
Allowance for loan losses.....       883                 883                883                    921                 925
                                --------            --------            --------              --------            --------

      Loans receivable, net...  $223,898            $209,069            $205,115              $189,800            $188,757
                                ========            ========            ========              ========            ========

MORTGAGE-BACKED SECURITIES NET:
  FHLMC.......................        --       --         --      --          --      --            --       --         --       --
  GNMA........................        --       --         --      --          --      --            --       --         --       --
                                --------   ------   --------  ------    --------  ------      --------   ------   --------   ------

  Total mortgage-backed
    securities................        --       --         --      --%         --      --%           --       --%        --       --%

                                --------   ------   --------  ------    --------  ------      --------   ------   --------   ------
      Net premiums and
       discounts..............        --       --         --                  --                    --                  --
                                --------   ------   --------            --------              --------            --------
  Net mortgage-backed
   securities.................  $     --       --   $     --            $     --              $     --            $     --
                                ========   ======   ========            ========              ========            ========

     The following table sets forth the Association's loan originations and loan and mortgage-backed securities purchases, sales and principal repayments for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                      1996       1995       1994
                                                  ----------- ---------- ---------
                                                           (IN THOUSANDS)

MORTGAGE LOANS (GROSS):
 At beginning of period...........................  $201,740   $197,792   $183,123

  Mortgage loans originated(1)
   One-to four-family.............................    35,091     34,116     38,716
   Multi-family...................................     5,494      1,249      5,828
   Commercial real estate.........................       816      2,748      2,760
   Construction...................................     7,850      3,368      2,252
   Land...........................................     2,663        930        810
                                                    --------   --------   --------
          Total mortgage loans originated.........    51,914     42,411     50,366
                                                    --------   --------   --------
  Mortgage Loans Purchased
   Commercial real estate.........................       500         --         --
  Transfer of mortgage loans to foreclosed
   real estate....................................        --         --       (447)
  Principal repayments............................   (38,213)   (38,463)   (35,250)
                                                    --------   --------   --------

 At end of period.................................  $215,941   $201,740   $197,792
                                                    ========   ========   ========

OTHER LOANS (GROSS):
 At beginning of period...........................  $ 10,784   $ 11,237   $ 10,975

  Other loans originated(1).......................     6,244      6,183      7,500
  Principal repayments............................    (5,831)    (6,636)    (7,238)
                                                    --------   --------   --------

 At end of period.................................  $ 11,197   $ 10,784   $ 11,237
                                                    ========   ========   ========

_________________________
(1)   Includes line of credit originations.

     LOAN MATURITY. The following table shows the maturity of the Association's loan and mortgage-backed securities portfolio at December 31, 1996. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Association's loans totalled 44.0 million, $45.1 million, $42.4 million, $67.8 million, and $54.1 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.


                                                            AT DECEMBER 31, 1996
                                      ------------------------------------------------------------------
                                            MORTGAGE LOANS                                 TOTALS
                                      ------------------------                  ------------------------
                                          ONE-TO FOUR-                            TOTAL
                                            FAMILY                                LOANS
                                          ORIGINATED   OTHER       OTHER LOANS  RECEIVABLE      TOTAL
                                      ---------------  -----      ------------- ----------   -----------
                                                               (IN THOUSANDS)
AMOUNTS DUE:
  Within 1 year.......................       $ 11,914  $ 4,649      $ 9,792     $ 26,355        26,355
                                             --------  -------      -------     --------      --------
     After 1 year
     1 to 3 years.....................         21,145    2,965          315       24,425        24,425
     3 to 5 years.....................         26,314    4,805          234       31,353        31,353
     5 to 10 years....................         30,371    4,012          422       34,805        34,805
     10 to 20 years...................         54,567    8,951           30       63,548        63,548
     Over 20 years....................         44,809    1,514          403       46,726        46,726
                                             --------  -------      -------     --------      --------


     Total due after 1 year...........        177,206   22,247        1,404      200,857       200,857
                                             --------  -------      -------     --------      --------
     Total amounts due................        189,120   26,896       11,196      227,212       227,212
                                             --------  -------      -------     --------      --------

LESS:
  Loan in process.....................            272       --           --          272           272
  Unearned discounts, premiums
     and deferred loan fees, net......          1,890      269           --        2,159         2,159
  Allowance for possible loan  losses.            534      299           50          883           883
                                             --------  -------      -------     --------      --------

     Loans receivable, net............       $186,424  $26,328      $11,146     $223,898      $223,898
                                             ========  =======      =======     ========      ========

     The following table sets forth at December 31, 1996, the dollar amount of all loans due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change.

                                       DUE AFTER DECEMBER 31, 1997
                                    ---------------------------------
                                       FIXED    ADJUSTABLE    TOTAL
                                    ---------- ------------ ---------
                                              (IN THOUSANDS)
Mortgage loans:
  One- to four-family originated.     $122,926    $54,280    $177,206
  One- to four-family purchased..           --         --          --
  Other originated...............       15,162      6,655      21,817
  Other purchased................          430         --         430
Other loans......................        1,404         --       1,404
                                      --------    -------    --------
     Total loans receivable......     $139,922    $60,935    $200,857
                                      ========    =======    ========

     ONE- TO FOUR-FAMILY MORTGAGE LOANS. The Association offers first mortgage loans secured by one- to four-family residences, including townhouse and condominium units, in the Association's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. Loan originations are generally obtained from existing or past customers and members of the local communities and, to a much lesser extent, local real estate agent and builder/developer referrals within the Association's area. During 1996, the Association originated through the use of mortgage brokers two loans in amounts of $107,100 and $132,000.

     The Association offers fixed-rate and ARM loans on one- to four-family residential properties. At December 31, 1996, 32.4% of the Association's total loan portfolio was on a bi-weekly payment basis. At December 31, 1996, $121.7 million, or 67.3% of the total one- to four-family mortgage loan portfolio, were fixed-rate and $59.1 million, or 32.7%, were ARM loans. The Association's fixed-rate mortgage loans are made for terms of 15 to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the Association's cost of funds. Origination fees range from 0% to 2% depending on the interest rate charged and other factors. The Association offers one and three year ARM loans. The three year ARM loan has a maximum periodic adjustment of 2.5% and a maximum adjustment of 5% over the life of the loan. The most popular one year ARM loan has a fixed rate for five years, after which there is an annual cap of 2% and a 5% lifetime cap. Generally, ARM loans pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default.

At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

     Each loan applicant is considered on an individual basis pursuant to the Association's mortgage loan underwriting standards. The Association makes one- to four-family residential loans in amounts up to 80% of the appraised value of the secured property and will originate loans with loan-to-value ratios of up to 95%, generally, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. If a loan is originated in an amount over 80% and no private mortgage insurance is obtained, the Association typically requires additional collateral to be pledged. Originated mortgage loans in the Association's portfolio include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Association's consent. It is the Association's policy to enforce due-on-sale provisions.

     The Association also originates second mortgage loans secured by one- to four-family residences in its primary market area. Most of these loans are originated with an adjustable interest rate equal to the prime rate plus 1.0% to 1.5% with terms from five to 10 years. Second mortgage loans on owner-occupied one- to four-family residences are subject to an 80% loan-to-value limitation, including the first mortgage. During 1994, the Association began offering a second mortgage loan program whereby the loan amount can equal 100% of the homeowner's equity of an owner occupied residence up to a maximum loan amount of $25,000.

     MULTI-FAMILY LENDING. The Association offers fixed-rate, ARM and balloon loans on multi-family residential properties. The Association originates fixed-rate multi-family loans with terms of 15 to 25 years. These loans are amortized over the term of the loan. Balloon loans are for terms of five to seven years and amortize over a period of 15 to 25 years. These loans are generally made in amounts up to 75% of the appraised value of the property securing the loan.
Most of the Association's multi-family loans are not owner-occupied. In making such loans, the Association bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Association's lending experience with the borrower. An origination fee of 1% to 3% is usually charged on such loans. As of December 31, 1996, $19.0 million, or 8.4%, of the Association's total loan portfolio consisted of originated multi-family residential loans all of which were secured by property located in the Association's primary lending area. Of this, 52.2% were fixed-rate fully amortizing loans or loans with a balloon payment, and 47.8% were ARM loans. The typical multi-family property in the Association's multi-family lending portfolio has between 5 and 12 dwellings units with an average loan balance of approximately $209,000 at December 31, 1996. The largest multi-family loan at December 31, 1996, had an outstanding balance of $946,389. This loan is secured by 11 townhomes located in Downers Grove, Illinois. The loan has been current since its origination in October of 1994.

     COMMERCIAL REAL ESTATE LENDING. Commercial real estate lending is not a significant part of the Association's lending activities. At December 31, 1996, the Association's commercial real estate loan portfolio totalled $10.8 million, or 4.8% of the Association's total loan portfolio. All of the Association's commercial real estate loans are secured by improved property such as office buildings, small warehouses, small restaurants and other small businesses. The largest commercial real estate loan at December 31, 1996, had an outstanding balance of $1.21 million. This loan is secured by an office building located in Oak Brook, Illinois and is current as of December 31, 1996. The underwriting criteria for commercial real estate is substantially similar to the criteria for multi-family residential properties. Loans secured by commercial real estate properties involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks by lending to established customers and generally restricting such loans to its primary market area.

     CONSTRUCTION AND LAND LENDING. Construction and land lending is not a significant part of the Association's lending activities. The Association generally originates loans to finance the construction of owner-occupied and rental properties in its primary market area. At December 31, 1996, the Association had one construction loan commitment in the amount of $260,000. The outstanding balance of ten construction loans at such date was $2.9 million, or 1.3% of the Association's total loan portfolio. In addition, the Association originates loans for the acquisition and development of vacant (and acquisition of improved) lots to contractors and individuals in its primary market area. At December 31, 1996, the Association had nine land loans, seven to developers and two to homeowners with outstanding balances totalling $2.4 million, or 1.0% of the Association's total loan portfolio. Land development loans typically are short-term loans. Construction and land loans generally are made to customers of the Association and developers and contractors with whom the Association has had previous lending experience. The Association requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development. Payouts are made after an inspection based on percentage of completion of the project.

     OTHER LENDING. The Association also offers other loans, primarily consumer loans and share loans secured by savings accounts. At December 31, 1996, $10.8 million, or 4.7% of the total loan portfolio, consisted of consumer loans and $425,000, or 0.2% of the total loan portfolio, consisted of share loans. Consumer loans primarily consist of motor vehicle loans directly made to preexisting customers and home equity line of credit loans based on the credit worthiness of the borrowers and are secured by a lien on the property. Automobile loans typically are made for a term of five years or less with a fixed interest rate. Home equity line of credit loans are based on the prime rate plus 1.0% to 1.5% with terms of five to 10 years. Consumer loans also include, to a much less extent, loans secured by marketable securities and unsecured loans.

     LOAN APPROVAL PROCEDURES AND AUTHORITY. All loans must be approved by a member of the Association's Loan Committee which consists of the President/Chief Executive Officer and Executive Vice President/Chief Lending Officer. Any loan over $500,000 requires approval by both members of the Loan Committee. The Loan Committee meets on an as-needed basis. Real estate loans are reviewed monthly and ratified by the Board of Directors which typically occur after a loan commitment is issued or the loan is closed.

     For all loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is required. An appraisal of the real estate intended to secure the proposed loan is required which currently is performed by an independent appraiser designated and approved by the Association. The Board annually approves the independent fee appraisers used by the Association and reviews the Association's appraisal policy. One of the independent fee appraisers, who appraises a small portion of the Association's residential mortgage loan business, is a member of the Association's Board of Directors. It is the Association's policy to obtain title insurance on all first mortgage loans. Borrowers also are required to obtain hazard insurance prior to closing. Borrowers generally are required to advance funds together with each payment of principal and interest to a mortgage escrow account from which the Association makes disbursements for items such as real estate taxes and hazard insurance premiums.

     At December 31, 1996, the largest aggregate amount of loans outstanding to one borrower totalled $3.8 million and consisted of 14 loans on 2, 3 or 4 unit apartment buildings. The largest single loan to this borrower is a $367,000 loan on a 4 unit apartment building. At December 31, 1996, all loans to this borrower were current. The aggregate amount of loans to this borrower and his affiliated parties does not exceed the Association's "loans to one borrower" limitation established by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") which, at December 31, 1996, was $6.0 million.

DELINQUENCIES AND CLASSIFIED ASSETS.

     DELINQUENT LOANS. The Association attempts to contact a borrower when a loan is more than 20 days past due by sending a late notice. If payment is not received, a phone call to the borrower typically is made within an additional five days. In the event that payment still is not received, additional letters may be sent and/or phone calls made to the borrower. When contact is made with the borrower at any time prior to foreclosure, the Association will attempt to obtain full payment or work out a repayment schedule with the borrower. Once a loan is 90 days past due, the Association's collection department reports to the Loan Committee and a liquidation plan or foreclosure action is recommended. The Loan Committee then determines the Association's course of action. Interest income is reduced by the full amount of accrued and uncollected interest on all loans once they become 90 days delinquent. Property acquired by the Association as a result of a foreclosure on a mortgage loan is classified as real estate owned.

     CLASSIFIED ASSETS. Federal regulations and the Association's Classification of Assets Policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss" assets. See "Regulation and Supervision - Federal Savings Institution Regulations - Classified Assets."

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS has an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems; have analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and have established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

     At December 31, 1996, the Association had ten loans classified as substandard totalling $1.5 million. Eight of the loans are on one- to four-family residences, one of the loans is on multi-family residential properties, and one loan is on a combination commercial/residential property. The largest classified asset is the combination commercial/residential property with a balance of $385,000 outstanding at December 31, 1996. At December 31, 1996, the Association had 14 loans classified as special mention totalling $1.3 million. Thirteen are on one- to four-family residences and had an average balance at such date of $79,000; the remaining loan is on a multi-family residential property with an outstanding balance of $312,000. At December 31, 1996, none of the Association's loans were classified as loss or doubtful.

     At December 31, 1996, 1995 and 1994, respectively, delinquencies in the Association's portfolio were as follows:



                                                               AT DECEMBER 31, 1996
                             -------------------------------------------------------------------------------------------
                                     60-89 DAYS                     90 DAYS OR MORE                      60-89 DAYS
                             ----------------------------      -----------------------------     ------------------------
                                 NUMBER       PRINCIPAL          NUMBER         PRINCIPAL           NUMBER    PRINCIPAL
                                   OF          BALANCE             OF            BALANCE              OF       BALANCE
                                 LOANS        OF LOANS           LOANS          OF LOANS            LOANS     OF LOANS
                             -----------    -------------      ---------    ----------------     ----------  ----------
                                                                 (DOLLARS IN THOUSANDS)
One- to four-family........       8             $667                8            $  862              13         $1,237
Multi-family...............       1              320               --                --              --             --
Commercial.................      --               --                1               385              --             --
                             ------           ------           ------         ---------          ------      ---------
  Total mortgage loans.....       9              987                9             1,247              13          1,237
Other loans................      --               --               --                --              --             --
  Total all loans..........       9             $987                9            $1,247              13         $1,237
                             ======           ======           ======         =========          ======      =========
Delinquent loans to
  total loans..............                      .43%                               .56%                           .59%
                                              ======                             ======                            ===
                               AT DECEMBER 31, 1995
                             ------------------------
                                 90 DAYS OR MORE
                             ------------------------
                                NUMBER     PRINCIPAL
                                 OF         BALANCE
                                LOANS      OF LOANS
                             ------------------------
One- to four-family........       9          $  473
Multi-family...............       1             235
Commercial.................       1             397
                             ------          ------
  Total mortgage loans.....      11           1,105
Other loans................       1              36
  Total all loans..........      12          $1,141
                             ======          ======

Delinquent loans to                             .55%
  total loans..............                    ====

                                                            AT DECEMBER 31, 1994
                                   -----------------------------------------------------------------------
                                             60-89 DAYS                             90 DAYS OR MORE
                                   -------------------------------         -------------------------------
                                     NUMBER              PRINCIPAL           NUMBER             PRINCIPAL
                                       OF                 BALANCE              OF                BALANCE
                                     LOANS               OF LOANS            LOANS              OF LOANS
                                   --------            -----------         ---------           -----------
                                                               (DOLLARS IN THOUSANDS)
One- to four-family........               8                   $346                 4                  $290
Multi-Family...............              --                     --                --                    --
Commercial.................               1                    236                --                    --
                                     ------              ---------            ------             ---------
  Total mortgage loans.....               9                    582                 4                   290
Other loans................               1                     12                 1                    18
  Total all loans..........              10                   $594                 5                  $308
                                     ======              =========            ======             =========
Delinquent loans to
   total loans.............                                    .28%                                    .15%
                                                         =========                               =========

     The following table sets forth information regarding non-accrual loans delinquent 90 days or more. At December 31, 1996, there were no restructured loans within the meaning of SFAS No. 15 and no other potential problem loans except as described above or included in the table below.


                                                                                AT DECEMBER 31,
                                                              -----------------------------------------------------
                                                                 1996       1995        1994      1993       1992
                                                                 ----       ----        ----      ----       ----
                                                                               (DOLLARS IN THOUSANDS)
Mortgage loans delinquent
   90 days or more...........................                  $1,247     $1,105      $  290      $729       $801
Other loans delinquent 90 days or  more......                     320         36          18        41         --
                                                              -------     ------      ------    ------     ------
  Total non-performing loans.................                              1,141         308       770        801
Total foreclosed real estate, net of
 related allowance for losses................                      --         --         447        98        226
                                                              -------     ------      ------    ------     ------

  Total nonperforming assets...............                    $1,567     $1,141      $  755    $  868     $1,027
                                                               ======     ======      ======    ======     ======

Non-performing loans to total loans..........                    0.70%      0.55%       0.15%     0.40%      0.41%

Total non-performing assets to total assets..                    0.50%      0.37%       0.25%     0.29%      0.33%

__________________________
(1) For the year ended December 31, 1996 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $56,000.

     The balance of non-performing assets, amounting to $1.6 million at December 31, 1996, increased from $1.1 at December 31, 1995. The largest single delinquency was a mortgage loan secured by a multi-family apartment building in the amount of $385,000 at December 31, 1996.

     ALLOWANCE FOR LOAN LOSSES. Notwithstanding the Association's limited historical loss experience, in 1990 management decided that it was advisable to establish an allowance to provide for future loan losses. The allowance for loan losses was established and maintained through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, and other factors that warrant recognition in providing for an adequate loan loss allowance. For classified assets or certain other circumstances recognized as potential problems, a specific reserve is established. If an asset is classified, an estimated value of the property securing the loan is determined and if the unpaid balance of the loan is greater than such estimated value, the difference is established as a specific reserve. At December 31, 1996, the Association had a specific reserve in the amount of $175,000 against the loan mentioned in the prior paragraph.

     The following table sets forth the Association's allowance for possible loan losses at the dates indicated.

                                                                      AT DECEMBER 31,
                                                  ---------------------------------------------------
                                                     1996        1995     1994      1993      1992
                                                  --------     -------   -------  -------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of year......................  $  883     $  883    $   921   $    925   $   449
Provision for loan losses.........................      --         --         --         --       449
Charge-offs: One- to four-family mortgage
  loans.........................................        --         --        (38)       (15)      (48)
Recoveries: One- to four-family mortgage
  loans...........................................      --         --         --         11        --
Allowance transferred from loss on assets.........      --         --         --         --        75
                                                    ------     ------    -------    -------   -------
Balance at end of year............................  $  883     $  883    $   883    $   921   $   925
                                                    ======     ======    =======    =======   =======
Ratio of net charge-offs during the period to
  average loans outstanding during the period.....      --%       --%        .02%       .01%      .03%
Ratio of allowance for loan losses to net
  loans   receivable at the end of period.........     .39        .42        .43        .49       .49
Ratio of allowance for loan losses to total
  non-  performing assets at the end of   period..   56.34      77.37     116.88     106.11     90.07
Ratio of allowance for loan losses to non-
  performing loans at the end of the period.......   56.34      77.37     286.51     119.61    115.48

     The following table sets forth the Association's allowance for possible loan losses by type of loan for the periods indicated.

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------------------------------
                                                 1996                              1995                             1994
                                     -------------------------------   ---------------------------        -------------------------
                                       AMOUNT        PERCENTAGE(1)       AMOUNT      PERCENTAGE(1)         AMOUNT     PERCENTAGE(1)

                                     ----------    -----------------   -----------   -------------        ---------  --------------
                                                                         (DOLLARS IN THOUSANDS)
SPECIFIC ALLOWANCE:
  MORTGAGE LOANS:
   Residential......................    $ 175          87.97               $ --          89.10%              $ 35          89.13%
   Commercial.......................       --           4.76                 --           4.60                 --           4.51
   Construction.....................       --           1.29                 --            .41                 --            .50
   Land.............................       --           1.05                 --            .82                 --            .48
  OTHER LOANS:
   Equity lines of credit...........       --           4.55                 --           4.64                 --           4.95
   Consumer.........................       --            .38                 --            .43                 --            .43
                                         ----         ------               ----         ------               ----         ------
Total Specific Allowances...........      175         100.00%                --         100.00%                35         100.00%
                                         ----         ======               ----         ======               ----         ======

GENERAL ALLOWANCES:
  MORTGAGE LOANS:
   Residential......................      585          87.97%               747          89.10%               718          89.13%
   Commercial.......................       59           4.76                 71           4.60                 73           4.51
   Construction.....................        6           1.29                  7            .41                  3            .50
   Land.............................        8           1.05                  8            .82                  4            .48
OTHER LOANS:
   Equity lines of credit...........       50           4.55                 47           4.64                 43           4.95
   Consumer.........................       --            .38                  3            .43                  7            .43
                                         ----         ------               ----         ------               ----         ------
Total General Allowances............      708         100.00%               883         100.00%               848         100.00%
                                         ----         ======               ----         ======               ----         ======
  Total allowances for loan losses..     $883                               $883                              $883
                                         ====                               ====                              ====

__________________________

(1) Percent of loans in each category to total loans receivable at the date indicated.

INVESTMENT ACTIVITIES

     The investment policy of the Company, which is established by the Board of Directors and implemented by the Company's Chief Financial Officer, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Company's lending activities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. Investments generally are made with the intent of holding them to maturity although some investments are occasionally acquired for trading purposes. From time to time, in order to enhance the Company's liquidity or to obtain a higher yield, securities of a longer duration than the typical investment security in the Company's portfolio
may be acquired for the available for sale portfolio.   At December 31, 1996,
the Company had investment securities in the aggregate amount of $68.7 million. The portion of the investment portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis due to the low interest rate environment. Investment securities which are categorized as held for trade are carried at the fair value with any unrealized holding gains and losses included in income. An Investment Committee consisting of the Company's President/Chief Executive Officer, Executive Vice President/Chief Financial Officer and Executive Vice President/Chief Lending Officer meets on an as-needed basis to make material investment decisions. The Chief Financial Officer reports on a monthly basis the Company's investment activities to the Board of Directors.

     The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities portfolio at the dates indicated:

                                                                      AT DECEMBER 31,
                                                  -------------------------------------------------------
                                                        1996               1995               1994
                                                  -----------------  -----------------  -----------------
                                                  CARRYING   FAIR    CARRYING   FAIR    CARRYING   FAIR
                                                   VALUE     VALUE    VALUE     VALUE    VALUE     VALUE
                                                  --------  -------  --------  -------  --------  -------
                                                                      (IN THOUSANDS)
INTEREST-EARNING DEPOSITS:
 Term Federal funds.............................   $ 5,700  $ 5,700   $ 3,150  $ 3,150   $   200  $   200
 Money Market funds.............................     2,021    2,021       756      756       374      374
 FHLB daily investments.........................       157      157        65       65        71       71
                                                   -------  -------   -------  -------   -------  -------

     Total interest-bearing deposits............   $ 7,878  $ 7,878   $ 3,971  $ 3,971   $   645  $   645
                                                   =======  =======   =======  =======   =======  =======

INVESTMENT SECURITIES HELD WITH INTENT TO HOLD
 TO MATURITY:
  U.S. Government securities and agency
   obligations..................................   $68,737  $68,638   $82,111  $82,359   $80,981  $79,368
  Other.........................................        --       --        --       --        --       --
                                                   -------  -------   -------  -------   -------  -------

     Total investment securities held with
     intent to hold to maturity.................   $68,737  $68,638   $82,111  $82,359   $80,981  $79,368
                                                   =======  =======   =======  =======   =======  =======
INVESTMENT SECURITIES HELD FOR TRADE:
 Equity securities..............................   $   827  $   827   $   501  $   501   $   835  $   835
                                                   =======  =======   =======  =======   =======  =======

     GOVERNMENT SECURITIES CARRYING/FAIR VALUE. The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's held to maturity investment securities at December 31, 1996.

                                                          AT DECEMBER 31, 1996,
                           --------------------------------------------------------------------------------------
                              ONE YEAR OR LESS     ONE TO FIVE YEARS    FIVE TO 10 YEARS    MORE THAN 10 YEARS
                           --------------------  -------------------  -------------------  ----------------------
                                       WEIGHTED             WEIGHTED             WEIGHTED             WEIGHTED
                             CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE
                              VALUE      YIELD     VALUE      YIELD     VALUE      YIELD     VALUE      YIELD
                             --------  ---------  --------  ---------  --------  ---------  --------  ---------
                                                      (DOLLARS IN THOUSANDS)
U.S. Government and agency
  securities...............   $41,785      5.80%   $26,952      5.59%  $  --          -- %  $ --           -- %
                             --------             --------             --------             --------
         Total.............   $41,785              $26,952             $  --                $ --
                             ========             ========             ========             ========

                                       AT DECEMBER 31, 1996,
                            ------------------------------------------
                                   TOTAL INVESTMENT SECURITIES
                            ------------------------------------------
                             AVERAGE
                            REMAINING            APPROXIMATE  WEIGHTED
                             YEARS TO  CARRYING      FAIR     AVERAGE
                             MATURITY   VALUE       VALUE      YIELD
                            ---------  --------  -----------  --------
                                       (DOLLARS IN THOUSANDS)
U.S. Government and agency
  securities...............        .83  $68,737    $68,638     5.72%
                                        -------    -------
         Total.............             $68,737    $68,638
                                        =======    =======

     There were no investment securities (exclusive of the U.S. government securities and federal agencies' obligations) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 1996.

SOURCES OF FUNDS

     GENERAL. Deposits, loan repayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending, investing and other general purposes.

     DEPOSITS. The Association offers a variety of deposit accounts having a range of interest rates and terms. The Association's deposits consist of passbook savings, NOW, money market and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Association's deposits primarily are obtained from the areas surrounding its main office. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Association nor does the Association use brokers to obtain deposits.

     When management determines the levels of its deposit rates, consideration is given to local competition and Treasury offerings. As part of its interest rate management strategy, the Association maintains a significant percentage of assets in short term Treasury and agency securities which permits the Association to accept limited deposit disintermediation when the marginal cost of new or renewing deposits exceeds profitable investment opportunities. The consolidation of banking institutions has not had a significant impact locally on the Association's operation to date, but management is unsure of the effect as consolidation continues. At December 31, 1996, passbook savings and NOW checking accounts amounted to 30.8% of total deposits.

     The following table presents the deposit activity of the Association for the periods indicated.

                                                 YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                             1996        1995        1994
                                           ----------  ---------- ----------
                                                   (IN THOUSANDS)
Deposits.................................    $246,689   $260,972   $247,092
Withdrawals..............................     253,374    266,096    260,999
                                             --------   --------   --------
Deposit net of withdrawals...............      (6,685)    (5,124)   (13,907)
Interest credited on deposits............      11,195     10,445      9,626
                                             --------   --------   --------
  Total increase (decrease) in deposits..    $  4,510   $  5,321   $ (4,281)
                                             ========   ========   ========

     At December 31, 1996, the Association had outstanding $37.6 million in deposit accounts in amounts of $100,000 or more ("Jumbo Accounts") maturing as follows:

                                                  AMOUNT
                                             ---------------
          MATURITY PERIOD                    (IN THOUSANDS)
          ---------------
          Three months or less...........        $12,312
          Over three through six months..          5,018
          Over six through 12 months.....          9,239
          Over 12 months.................         11,052
                                                 -------

               Total.....................        $37,621
                                                 =======


          TYPE OF JUMBO ACCOUNTS
          ----------------------

          Negotiated.....................        $15,306
          Core...........................         22,315
                                                 -------

               Total.....................        $37,621
                                                 =======

     The following table sets forth the distribution of the Association's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of year end balances instead of average balances resulted in any material difference in the information presented.

                                                                AT DECEMBER 31,
                         -----------------------------------------------------------------------------------------------
                                      1996                           1995                              1994
                         -------------------------------  ----------------------------   -------------------------------
                                              WEIGHTED                        WEIGHTED                        WEIGHTED
                                    PERCENT    AVERAGE              PERCENT    AVERAGE              PERCENT    AVERAGE
                                   OF TOTAL    NOMINAL             OF TOTAL    NOMINAL             OF TOTAL    NOMINAL
                          AMOUNT   DEPOSITS     RATE      AMOUNT   DEPOSITS     RATE      AMOUNT   DEPOSITS     RATE
                         --------  ---------  ---------  --------  ---------  ---------  --------  ---------  ----------
                                                            (DOLLARS IN THOUSANDS)
TRANSACTION ACCOUNTS:
  NOW..................  $ 15,816      6.20%      2.00%  $ 14,630      5.84%      2.01%  $ 13,997      5.70%      2.01%
  Money Market.........     9,271      3.63       2.88     10,960      4.37       2.88     14,701      5.99       2.88
  Passbook  savings....    62,743     24.59       3.04     62,927     25.11       3.04     71,140     29.00       3.04
                         --------    ------              --------    ------              --------    ------
  Total................    87,830     34.42                88,517     35.32                99,818     40.69
                         --------    ------              --------    ------              --------    ------

CERTIFICATE ACCOUNTS:
  Six month............    23,619      9.26       5.45     21,667      8.64       5.80     20,977      8.55       4.64
  Twelve month.........    17,082      6.69       5.65     15,698      6.26       5.68     12,625      5.15       4.34
  Eighteen month.......    21,198      8.31       5.53     20,340      8.12       5.41     24,515      9.99       4.11
  Two to five years....    59,770     23.43       6.44     60,286     24.05       6.24     45,451     18.53       5.71
  IRA and Keogh........    45,655     17.89       6.27     44,136     17.61       6.28     41,936     17.09       5.98
                         --------    ------              --------    ------              --------    ------
  Total................   167,324     65.58               162,127     64.68               145,504     59.31
                         --------    ------              --------    ------              --------    ------

Total deposits.........  $255,154    100.00%      4.95%  $250,644    100.00%      4.85%  $245,322    100.00%      4.28%
                         ========    ======              ========    ======              ========    ======

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1996, 1995, and 1994 and the periods to maturity of the certificate accounts outstanding at December 31, 1996.

                                                                   PERIOD TO MATURITY
                                                                 FROM DECEMBER 31, 1996
                                                        -----------------------------------------
                               AT DECEMBER 31,
                       ------------------------------   WITHIN      ONE TO
                           1996      1995      1994    ONE YEAR  THREE YEARS  THEREAFTER   TOTAL
                         --------  --------  --------  --------  -----------  ----------  --------
                                                      (IN THOUSANDS)
Certificate accounts:
  3.99% or less........  $         $  1,668  $ 32,329  $         $     --     $       --  $
                               --                           --                                 --
  4.00% to 4.99%.......       394    10,476    37,540       350           44          --       394
  5.00% to 5.99%.......   100,077    80,353    35,992    61,990       32,745       5,342   100,077
  6.00% to 6.99%.......    41,776    41,371    22,715    17,206       17,768       6,802    41,776
  7.00% to 7.99%.......    16,934    20,616     4.378     1,299        1,372      14,263    16,934
  8.00% to 8.99%.......     8,143     7,643    12,261        18            7       8,118     8,143
  9.00% to 9.99%.......        --        --       289        --           --          --        --
                         --------  --------  --------   -------      -------     -------  --------
                         $167,324  $162,127  $145,504   $80,863      $51,936     $34,525  $167,324
                         ========  ========  ========   =======      =======     =======  ========

BORROWED FUNDS

     In connection with its initial public offering, the Association established an Employee Stock Ownership Plan and Trust ("ESOP"). The ESOP was funded by the proceeds from a $1.8 million loan from an unaffiliated third party lender. The loan is currently held by the Company. The loan carries an interest rate of one-eighth of one percent under the prime rate, and matures in the year 1999. The loan is secured by shares of the Common Stock purchased with loan proceeds in the initial public offering. The Association has committed to make contributions to the ESOP sufficient to allow the ESOP to fund the debt service requirements of the loan. In consolidation of financial statements the debt is eliminated.


SUBSIDIARY ACTIVITIES

     Westco, Inc., an Illinois corporation and a wholly-owned subsidiary of the Association, is engaged in insurance activities and securities brokerage services. For the year ended December 31, 1996, Westco, Inc. had a net loss of $3,000 and net income of $21,000, respectively, from its insurance activities and securities brokerage services.

     Westco, Inc. operates as a full service insurance agency which offers a variety of insurance products and annuities. Westco, Inc. also has entered into an agreement with a registered broker-dealer to provide certain securities brokerage insurance products and investment advisory securities to the general public. Through this program and a licensed dual employee, these services are offered to the Association's customers and members of the local community. Revenues generated from the sales of these products are apportioned between the registered broker-dealer and Westco, Inc.

COMPETITION

     The Chicago metropolitan area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Association, and all of which are competitors of the Association to varying degrees. The Association's competition for loans comes principally from savings and loan associations, savings banks, mortgage banking companies, insurance companies, and commercial banks. Its most direct competition for savings has historically come from savings and loan associations, savings banks, commercial banks, and credit unions. The Association faces additional competition for savings from short-term money market funds and other corporate and government securities funds. The Association also faces increased competition from other financial institutions such as brokerage firms and insurance companies for deposits. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

     The Association serves its market area with a wide selection of residential loans and retail financial services. Management considers the Association's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Association also believes it benefits from its community orientation as well as its relatively high core deposit base.

PERSONNEL

     As of December 31, 1996, the Association had 49 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be excellent.


                          REGULATION AND SUPERVISION

GENERAL

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Association, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

     The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

     CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio.
In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Association met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Association will not be subject to the interest rate risk component.

     The following table presents the Association's capital position at December 31, 1996 relative to fully phased-in regulatory requirements.

                                          EXCESS            CAPITAL
                                                      ---------------------
                 ACTUAL     REQUIRED    (DEFICIENCY)    ACTUAL    REQUIRED
                 CAPITAL    CAPITAL        AMOUNT       PERCENT    PERCENT
               ----------  ----------  -------------  ---------- ----------
                                (DOLLARS IN THOUSANDS)
Tangible.....  $39,751      $ 4,565      $35,186        13.06%      1.50%
Core
 (Leverage)..   39,751        9,130       30,621        13.06       3.00%

Risk-based...   40,459       10,608       29,851        30.51       8.00%


     PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Association are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit
insurance premiums of between 24 and 25 basis points.   The BIF met the required
reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

     In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Association were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Association as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Association amounted to $1.6 million on a pre-tax basis and $1.1 million on an after-tax basis.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Association's quarterly annualized assessment rate for fiscal 1996 ranged from 18 to 23 basis points and the premium paid for this period was $2.2 million. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     THRIFT RECHARTERING LEGISLATION. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

     LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Association's limit on loans to one borrower was $6.0 million. At December 31, 1996, the Association's largest aggregate outstanding balance of loans to one borrower consisted of fourteen loans totalling $3.8 million. All loans to this borrower were current.

     QTL TEST. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Association maintained 86.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Association was a Tier 1 Bank.

     LIQUIDITY. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity and short-term liquidity ratios for December 31, 1996 were 30.1% and 20.5% respectively, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

     ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1996 totalled $78,000.

     BRANCHING.   OTS regulations permit nationwide branching by federally
chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     TRANSACTIONS WITH RELATED PARTIES. The Association's authority to engage in transactions with related parties or "affiliates" (e.g.., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Association's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to insiders based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

     ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement is $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Association is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL SECURITIES LAWS

     The Company's Common Stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of 1933 (the "Securities Act") of shares of the Common Stock issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Shares acquired through the Company's option plans have been registered under the Securities Act and, therefore, are not subject to resale restrictions.
Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                          FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     GENERAL. The Company and the Association report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS since 1987, which covered the tax years through 1983. For its 1996 taxable year, the Association is subject to a maximum federal income tax rate of 34%.

     BAD DEBT RESERVES. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Association's current taxable year, in which the Association originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Association during its six taxable years preceding its current taxable year.

     Under the 1996 Act, for its current and future taxable years, the Association is not permitted to make additions to its tax bad debt reserves. In addition, the Association is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Association will not incur an additional tax liability because the liability has been set up on the books in accordance with SFAS No. 109 as of December 31, 1996.

     DISTRIBUTIONS. Under the 1996 Act, if the Association makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Association's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Association's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Association's income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Association's current or accumulated earnings and profits will not be so included in the Association's income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     SAIF RECAPITALIZATION ASSESSMENT. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended
September 30, 1996.   The Funds Act includes a provision which states that the
amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

     CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Company and the Association do not expect to be subject to the AMTI.

     DIVIDENDS RECEIVED DEDUCTION AND OTHER MATTERS. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association own more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted. The Association was audited by the IRS in 1987 for its tax years through 1983.

     ILLINOIS TAXATION. The Company and the Association file a combined Illinois income tax return. For Illinois income tax purposes, savings institutions are presently taxed at an effective rate equal to 7.18% of income. For these purposes, "net income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on State and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing significantly the Illinois taxable income of savings institutions. The Company was audited by the Illinois Department of Revenue in 1996 for its tax years through 1994.

IMPACT OF NEW ACCOUNTING STANDARDS

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales form transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not anticipate that this pronouncement will have a significant impact on its consolidated financial condition or results of operations.

     The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company and/or the Association who are not also Directors.

     Name                   Age(1)   Positions Held
     ----                   ------   --------------
     Richard A. Brechlin     48      Executive Vice President and Treasurer of the
                                     Company and the Association

     Gregg P. Goossens       48      Executive Vice President of the Company and the
                                     Association

     Kenneth J. Kaczmarek    47      Vice President and Controller of the Company; Senior
                                     Vice President and Controller of  the Association

     Mary S. Suffi           56      Vice President and Secretary of the Company and the
                                     Association

     Roberta Sramek          72      Vice President of the Association

     Richard A. Brechlin joined the Association in 1983 and has been Executive Vice President and Treasurer since 1990. Prior to that, Mr. Brechlin was Vice President and Controller. Mr. Brechlin also is Executive Vice President and Treasurer of the Company and is Treasurer of Westco, Inc. He has worked in the savings and loan industry since 1970 in various capacities. Mr. Brechlin has a B.S.B.A. degree from Roosevelt University.

     Gregg P. Goossens joined the Association in 1977 and is the Executive Vice President in charge of lending. Mr. Goossens also is Executive Vice President and Secretary of the Company and is Secretary of Westco, Inc. Mr. Goossens has a B.S. degree from the University of Illinois and an M.S.B.A. degree from DePaul University.

     Kenneth J. Kaczmarek joined the Association in 1986 and was appointed Vice President and Controller of the Company in 1995. He also serves as Senior Vice President & Controller of the Association and is the Association's Compliance Officer and Security Officer. Mr. Kaczmarek has a B.S. degree from Elmhurst College.

     Mary S. Suffi joined the Association in 1978 and was appointed Vice President and Secretary in 1992. Ms. Suffi also serves as the Vice President and Secretary of the Company.

     Roberta Sramek joined the Association in 1958 and has been a Vice President since 1990. Mrs. Sramek serves as the Association's Teller Manager.

____________________
(1)  As of December 31, 1996.

ITEM 2.  PROPERTIES
-------------------

     The Association conducts its business through its main office and a limited service branch office, both of which are located in Westchester, Illinois. The Company believes that the Association's current facilities are adequate to meet the present and immediately foreseeable needs of the Association and the Company.


                                                      NET          LEASED
                                      DATE       BOOK VALUE AT       OR
     LOCATION                       ACQUIRED   DECEMBER 31, 1996   OWNED
     --------                       --------   -----------------   ------
     Main Office (1)                    1963      $  937,000        Owned
     2121 S. Mannheim Road
     Westchester, Illinois  60154

     Limited Service Office             1978         527,000        Owned
     10551 W. Cermak Road                         ----------
     Westchester, Illinois  60154


     Total net book value                         $1,464,000
                                                  ==========

____________________
     (1) The Association also owns property at 2103 S. Mannheim Road, Westchester, Illinois 60154, with a net book value of $175,000, which is leased to a fast food franchise until November 1998.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

     The Association is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are not expected to have a material adverse effect on the Association's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     None.
                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Corporate Information" on page 34 in the Registrant's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

     The above-captioned information appears under "Selected Consolidated Financial Data and Other Data of the Company" in the Registrant's 1996 Annual Report to Stockholders on page 4 and 5 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders on pages 6 through 13 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

     The Consolidated Financial Statements of Westco Bancorp, Inc. and its subsidiaries, together with the report thereon by Cobitz, VandenBerg & Fennessy appears in the Registrant's 1996 Annual Report to Stockholders on pages 14 through 33 and are incorporated herein by reference.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1997, at pages 6 through 7. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

     The information relating to executive compensation and directors' compensation (excluding the Compensation Committee Report and Stock Performance Graph) is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1997, at pages 8 and 9 and pages 15 through 19.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1997, at pages 4 and 6 and 7.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1997, at page 20.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.

                                                                PAGE
  Independent Auditors' Report................................   14

  Consolidated Statements of Financial Condition,
    December 31, 1996 and 1995................................   15

  Consolidated Statements of Income for the
    Years Ended December 31, 1996, 1995 and 1994..............   16

  Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended December 31, 1996, 1995 and 1994......   17

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1996, 1995 and 1994..............   18

  Notes to Consolidated Financial Statements..................   19-33

   The remaining information appearing in the 1996 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

   (3)  Exhibits

     (a) The following exhibits are filed as part of this report.

         3.1  Certificate of Incorporation of Westco Bancorp, Inc.*
         3.2  Bylaws of Westco Bancorp, Inc.*
         4.0  Stock Certificate of Westco Bancorp, Inc.*
         10.1 First Federal Savings and Loan Association of Westchester Employee Stock Ownership Plan and Trust*

         10.2 First Federal Savings and Loan Association of Westchester Recognition and Retention Plans and Trusts**
         10.3  Westco Bancorp, Inc. 1992 Incentive Stock Option Plan**
         10.4  Westco Bancorp, Inc. 1992 Stock Option Plan for Outside
               Directors**
         10.5 First Federal Savings and Loan Association of Westchester Employee Severance Compensation Plan*
         10.6  (a)  Form of Employment Agreements between First Federal Savings and Loan Association of Westchester and David C. Burba, Richard A. Brechlin and Gregg P. Goossens*
               (b) Form of Employment Agreements between Westco Bancorp, Inc. and David C. Burba, Richard A. Brechlin and Gregg P. Goossens*
         10.7  (a)  Form of Special Termination Agreements between First Federal
                    Savings and Loan Association of Westchester and Rosalyn M. Lesak, Kenneth J. Kaczmarek, Roberta Sramek and Mary S. Suffi*
               (b) Form of Special Termination Agreements between Westco Bancorp, Inc. and Rosalyn M. Lesak, Kenneth J. Kaczmarek, Roberta Sramek and Mary S. Suffi*
         10.8  Amended First Federal Savings of Westchester Profit Sharing Plan*
         10.9  Amendment to the First Federal Savings and Loan Association of
               Westchester Supplemental Executives' Retirement Plan ***
         10.10 (a)  Executive Salary Continuation Plan between First Federal
                    Savings and Loan Association of Westchester and David C. Burba (filed herewith)
               (b) Executive Salary Continuation Plan between First Federal Savings and Loan Association of Westchester and Richard A. Brechlin and Gregg P. Goossens (filed herewith)
         11.0  Computation of earnings per share (filed herewith)
         13.0 Portions of the 1996 Annual Report to Stockholders (filed herewith)
         21.0 Subsidiary information is incorporated herein by reference to "Part I -Subsidiaries"
         23.0  Consent of Cobitz, VandenBerg and Fennessy (filed herewith)
         27.0  Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K
         None
         ________________
         * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on March 23, 1992 and any amendments thereto, Registration No. 33-46441.

         ** Incorporated herein by reference into this document from the Exhibits to the Proxy Statement for the Special Meeting of Stockholders held on September 27, 1992 and filed on August 31, 1992.

         *** Incorporated herein by reference into this document from the Exhibits to Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on March 25, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 21, 1997             By:  /s/ David C. Burba
                                       -----------------------------------
                                       David C. Burba
                                       Chief Executive Officer, President
                                       and Chairman of the Board

Date:  March 21, 1997             By:  /s/ Richard A. Brechlin
                                       ----------------------------------
                                       Richard A. Brechlin
                                       Chief Financial Officer, Executive
                                       Vice President and Treasurer

Date:  March 21, 1997             By:  /s/ Kenneth J. Kaczmarek
                                       --------------------------------
                                       Kenneth J. Kaczmarek
                                       Chief Accounting Officer,
                                       Vice President and Controller


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ David C. Burba         Chief Executive Officer,     March 21, 1997
-------------------------
David C. Burba              President and
                            Chairman of the Board


/s/ Rosalyn M. Lesak       Director                     March 21, 1997
-------------------------
Rosalyn M. Lesak


/s/ James E. Dick          Director                     March 21, 1997
-------------------------
James E. Dick


/s/ Edward A. Matuga       Director                     March 21, 1997
-------------------------
Edward A. Matuga


/s/ Edward C. Moticka      Director                     March 21, 1997
-------------------------
Edward C. Moticka


/s/ Thomas J. Nowicki      Director                     March 21, 1997
-------------------------
Thomas J. Nowicki


/s/ Robert E. Vorel, Jr.   Director                     March 21, 1997
-------------------------
Robert E. Vorel, Jr.