Form 10-Q
period 1997-03-31
WESTCO BANCORP INC
filed 1997-05-13
CIK 885413

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                      -----------------------------------


                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997.


                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________  to  _________

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

                           Yes  (X)          No  ( )

     As of May 5, 1997, the Registrant had 2,469,853 shares of Common stock issued and outstanding.

                             WESTCO BANCORP, INC.

Part I.   FINANCIAL INFORMATION                                        Page

     Item 1.  Financial Statements

            Consolidated Statement of Financial Condition
             March 31, 1997 (Unaudited) and December 31, 1996            1

            Consolidated Statement of Income, Three Months
             Ended March 31, 1997 and 1996 (Unaudited)                   2

            Consolidated Statement of Cash Flows, Three Months Ended
             March 31, 1997 and 1996 (Unaudited)                         3

            Notes to Financial Statements                                4

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     5 - 8


Part II.  OTHER INFORMATION                                              9

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition

                                                March 31,    December 31,
                                                  1997           1996
                                              -------------  -------------
                                               (Unaudited)
Assets
------
Cash and amounts due from
   depository institutions                    $  3,389,416      3,511,480
Interest-bearing deposits                       10,026,211      7,877,846
                                              ------------    -----------
     Total cash and cash equivalents            13,415,627     11,389,326
Investment securities held for investment
   (market value of $75,217,004 at
    March 31, 1997 and $82,359,066 at
    December 31, 1996)                          62,402,839     68,737,012
Investment securities held for trade               964,113        826,875
Loans receivable, net                          226,835,562    223,898,424
Real estate owned                                  113,636           -
Stock in Federal Home Loan Bank of Chicago       1,876,000      1,876,000
Office properties and equipment, net             1,901,649      1,909,043
Accrued interest receivable                      1,489,151      1,504,690
Prepaid expenses and other assets                  922,832        850,677
                                              ------------    -----------
     Total assets                              309,921,409    310,992,047
                                              ============    ===========
Liabilities and Stockholders' Equity
----------- --- ------------- ------

Deposits                                       254,295,399    255,153,961
Advance payments by borrowers for taxes
   and insurance                                 2,768,692      3,077,294
Other liabilities                                4,606,829      4,928,016
                                              ------------    -----------
     Total liabilities                         261,670,920    263,159,271
                                              ------------    -----------
Stockholders' Equity:
   Common Stock                                     34,886         34,843
   Additional paid-in capital                   22,568,069     22,518,095
   Retained earnings                            39,116,515     38,420,579
   Treasury stock                              (12,846,408)   (12,393,283)
   Common stock acquired by ESOP                  (559,928)      (622,143)
   Common stock awarded by Association
      Retention Plan                               (62,645)      (125,315)
                                              ------------    -----------
     Total stockholders' equity                 48,250,489     47,832,776
                                              ------------    -----------
     Total liabilities and stockholders's
      equity                                  $309,921,409   $310,992,047
                                               ===========    ===========




See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                   Three Months Ended March 31,
                                                        1997            1996
                                                     ----------      ---------
                                                             (Unaudited)
Interest Income:
   Interest on loans                                 $4,682,417      4,502,742
   Interest on investment securities                    950,837      1,045,212
   Interest on interest-bearing deposits                110,065        144,072
   Dividends on FHLB stock                               31,133         30,102
                                                     ----------      ---------
     Total interest income                            5,774,452      5,722,128
                                                     ----------      ---------

Interest expense:
   Interest on deposits                               3,069,408      3,052,039
                                                     ----------      ---------
     Total interest expense                           3,069,408      3,052,039
                                                     ----------      ---------

     Net interest income                              2,705,044      2,670,089
                                                     ----------      ---------

Non-interest income:
   Loan fees and service charges                         60,420         57,223
   Commission income                                     69,369         60,321
   Gain (loss) on sale of trading securities             22,280        (36,676)
   Unrealized gain (loss) on trading securities           2,414         (2,300)
   Other income                                          57,537         59,870
                                                     ----------      ---------
     Total non-interest income                          212,020        138,438
                                                     ----------      ---------
Non-interest expense:
   Staffing costs                                       810,438        779,641
   Advertising                                           32,475         34,863
   Occupancy and equipment expenses                     125,959        119,597
   Data processing                                       58,156         53,735
   Federal deposit insurance premiums                    41,400        146,526
   Other                                                159,898        170,281
                                                     ----------      ---------
     Total non-interest expense                       1,228,326      1,304,643
                                                     ----------      ---------

Income before income taxes                            1,688,738      1,503,884
   Provision for income taxes                           610,100        534,650
                                                     ----------      ---------
     Net income                                     $ 1,078,638        969,234
                                                     ==========      =========

Earnings per share - primary                            $   .39            .34
Earnings per share - fully diluted                      $   .39            .34

Dividends declared per common share                     $   .15            .12

See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                Three Months Ended March 31,
                                                    1997           1996
                                                -------------  ------------
                                                         (Unaudited)
Cash flows from operating activities:
   Net income                                  $    1,078,638       969,234
   Adjustments to reconcile net income
     to net cash from operating activities:
   Depreciation                                        49,069        51,712
   Amortization of premiums and discounts
     on investment securities - net                   (35,150)      (41,504)
   Amortization of cost of stock benefit plans        124,885       124,884
   (Gain) loss on sale of trading securities          (75,721)       36,676
   Unrealized (gain) loss on trading securities        (3,414)        2,300
   Purchase of trading securities                    (920,827)   (2,760,075)
   Proceeds from sale and redemption of
      trading securities                              862,724     2,540,274
   Decrease in deferred income                        (64,486)      (84,298)
   Increase in current & deferred federal income
    tax                                               318,015       531,928
   (Increase) decrease in interest receivable          15,539       (60,824)
   Increase in interest payable                        (2,916)       12,137
   Change in prepaid and accrued items, net          (684,744)      403,227
                                                 ------------   -----------
Net cash provided by operating activities             661,612     1,725,671
                                                 ------------   -----------
Cash flows from investing activities:
   Proceeds from maturities of investments         15,193,003    18,100,000
   Purchase of investment securities               (8,823,680)  (10,889,507)
   Purchase of Federal Home Loan Bank Stock                 -       (14,600)
   Disbursements for loans                        (13,314,170)  (13,429,390)
   Loan repayments                                 10,327,882    10,586,075
   Proceeds from sale of real estate owned                  -             -
   Property and equipment expenditures                (41,675)      (11,880)
                                                 ------------   -----------
Net cash provided by investing activities           3,341,360     4,340,698
                                                 ------------   -----------
Cash flows from financing activities:
   Proceeds from exercise of stock options             28,676        20,000
   Deposit account receipts                        59,713,801    60,526,151
   Deposit account withdrawals                    (63,365,522)  (61,435,603)
   Interest credited to deposit accounts            2,793,159     2,750,028
   Decrease in advance payments for borrowers
     for taxes and insurance                         (308,602)     (257,570)
   Payment of dividends                              (385,058)     (305,387)
   Purchase of treasury stock                        (453,125)     (363,375)
                                                 ------------   -----------
Net cash provided by (for) financing activities    (1,976,671)      934,244
                                                 ------------   -----------
Net change in cash and cash equivalents             2,026,301     7,000,613
Cash and cash equivalents at beginning of period   11,389,326     8,390,071
                                                 ------------   -----------
Cash and cash equivalents at end of period       $ 13,415,627    15,390,684
                                                 ============   ===========
Cash paid during the period for:
   Interest                                      $  3,076,125     3,039,902
   Income taxes                                             -             -
Non-cash transfer of loans to real estate owned  $    113,636             -

See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                         Notes to Financial Statements


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore, do not include information or footnotes necessary for fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.


Note B - Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries First Federal Savings and Loan Association of Westchester (the "Association") and Westco, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.


Note C - Stock Conversion and Stock Split

On February 13, 1992 the Board of Directors of First Federal Savings and Loan Association of Westchester approved a plan to convert from a federally chartered mutual savings association to a federally chartered stock savings association. The stock conversion plan included, as part of the conversion, the concurrent formation of a Holding Company. The stock offering of the Association's parent, Westco Bancorp, Inc. (the "Company") was closed on June 26, 1992 with the sale of 2,300,000 shares at $10.00 per share. The Company purchased all the shares of stock of the Association for $10,962,363 upon completion of its stock offering. On May 17, 1996 a three for two stock split occurred with fractional shares being paid in cash.


Note D - Stock Repurchase

Since the June, 1992 conversion, the Company's Board of Directors has approved seven separate stock repurchase programs. As of May 5, 1997, 1,021,517 shares, adjusted for the May, 1996 stock split, had been repurchased at an average price of $14.43. The current stock repurchase program permits the repurchase of up to 200,000 shares; and, as of May 5, 1997, 95,740 shares remain to be repurchased in the open market.

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

     The Association is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Association has historically maintained a high level of liquid assets. At March 31, 1997, the Association's liquidity ratio was 29.0%.

     The Company maintains a large part of the assets in overnight deposits and a laddered portfolio of U.S. Treasury and Agency securities. This strategy results in a relatively short weighted average maturity of these assets. At March 31, 1997, these investments totalled $72.4 million, or 23.4% of assets, with a weighted average life of approximately 9 months. At December 31, 1996, these investments totalled $76.6 million, or 24.6% of assets, with a weighted average life of approximately 10 months.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1997, cash and cash equivalents totalled $13.4 million.

     The primary investing activity of the Company is the origination of mortgage loans. During the three months ended March 31, 1997 and 1996, the Company disbursed loans in the amounts of $13.3 million and $13.4 million, respectively. Other investing activities include the purchase of investment securities, which totalled $8.8 million for the three months ended March 31, 1997 and $10.9 million for the three months ended March 31, 1996. These activities in 1997 were funded primarily by principal repayments on loans totalling $10.3 million and maturities of investment securities totalling $15.2 million. The three month activity for 1996 was funded by principal repayments on loans and maturities of investment securities in the amounts of $10.6 million and $18.1 million respectively.

     At March 31, 1997, the Company had outstanding loan commitments of $8.5 million and a commitment to purchase a $1.0 million agency security. There were no commitments to purchase loans at that date. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1997 totalled $81.5 million. Management believes that a significant portion of such deposits will remain with the Company.

     The regulatory standards of the Office of Thrift Supervision impose the following capital requirements: a risk based capital standard expressed as a percent of risk based assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1997, the Association exceeded all regulatory capital standards.

         Capital requirements, ratios and balances are as follows:

                                    Actual    Required  Actual   Excess
                         Capital    Capital   Capital   Capital  Capital
                         Required   Ratio     Amount    Amount   Amount
                         --------   -------   --------  -------  -------
At December 31, 1996:
     Tangible              1.5%     13.1%     $4,565    $39,751  $35,186
     Core                  3.0      13.1       9,130     39,751   30,621
     Risk Based:
       Tier I (core)       4.0      30.0       5,304     39,751   34,447
       Total               8.0      30.5      10,608     40,459   29,851

At March 31, 1997:
     Tangible              1.5%     13.5%     $4,544    $40,918  $36,374
     Core                  3.0      13.5       9,087     40,918   31,831
     Risk Based:
       Tier I (core)       4.0      29.9       5,467     40,918   35,451
       Total               8.0      30.5      10,934     41,626   30,692

CHANGE IN FINANCIAL CONDITION OVER THE THREE MONTHS ENDED MARCH 31, 1997:
------ -- --------- --------- ---- --- ----- ------ ----- ----- --- ----

     Total assets decreased $1.1 million, or 0.3%, to $309.9 million at March 31, 1997 from $311.0 million at December 31, 1996. This decrease is primarily attributable to a decrease in savings deposits of $859,000 and a decrease in advance payments by borrowers for real estate taxes and homeowner's insurance in the amount of $309,000.

     Net loans receivable increased $2.9 million, or 1.3%, to $226.8 million from $223.9 million at December 31, 1996 as loan principal disbursements exceeded loan repayments. Loans disbursed totalled $13.3 million, for the three months ended March 31, 1997, while loan repayments totalled $10.3 million.

     Investment securities decreased $6.3 million, or 9.2%, to $62.4 million at March 31, 1997. This decrease was primarily due to an increase in cash and cash equivalents which reflected the Company's posturing for increased loan payouts anticipated for the following quarter as well as the additional loan payouts during the current quarter. Cash and cash equivalents totalled $13.4 million at March 31, 1997 compared to $11.4 million at December 31, 1996.

     Savings deposits decreased $859,000, or 0.3%, to $254.3 million at March 31, 1997 from $255.2 million at December 31, 1996. The Company experienced a net deposit outflow of $3.7 million (before interest credited) for the three month period ended March 31, 1997. Management believes this net outflow occurred primarily as a result of withdrawals made by depositors for real estate tax and income tax payment purposes and the movement of funds by some depositors to perceived higher returns in the stock market.

     The balance of non-performing loans, totalling $2.5 million at March 31, 1997, increased $936,000, or 59.7%, from $1.6 million at December 31, 1996 due to the additional delinquency of four residential loans totalling approximately $1 million. The ratio of non-performing loans to total loans was 1.10% at March 31, 1997 compared to 0.70% at December 31, 1996. Of the total non-performing loans, approximately $1.1 million represent four loans to one borrower who has filed for bankruptcy. The largest non-performing loan to this borrower totals approximately $485,000. Although the total of non-performing loans has increased over the past several quarters, management believes that this increase is attributable to certain loans which have been regularly delinquent for 60 to 90 days and which now have become non-performing. The Company is committed to resolving these situations through collection or foreclosure. Net of a $175,000 specific valuation reserve carried against a $318,000 loan secured by a 36 unit apartment building, management believes that these loans are adequately secured by the underlying real estate.

     Non-performing assets totalled $2.5 million at March 31, 1997 and $1.6 million at December 31, 1996. The current total includes the above mentioned non-performing loans and one single family residential property acquired through foreclosure. The ratio of non-performing assets to total assets was 0.82% and 0.50% respectively. Non-performing assets may increase as the Company resolves the delinquency and collection problems associated with the non-performing loans. The Company's allowance for loan losses totalled $882,800 at March 31, 1997, and there were no provisions or charge-offs during the quarter.

     During 1992, the Association's ESOP borrowed $1,840,000 from an unrelated third party to fund the Association's ESOP plan which was established in connection with the conversion. During 1993, Westco Bancorp, Inc. refinanced this loan on essentially the same terms as the original lender. The March 31, 1997 balance of $560,000 is eliminated in the consolidation of the Company's financial statements. At December 31, 1996, the outstanding balance totalled $622,000.

     Retained earnings increased $696,000, or 1.8%, to $39.1 million as a result of earnings for the three month period ended March 31, 1997 and the declaration of a dividend payment to stockholders during the quarter ended March 31, 1997. Stockholders' equity totalled $48.3 million or 15.6% of total assets at March 31, 1997, and the book value per common share outstanding was $18.89. On April 22, 1997, with the approval of its Board of Directors and the Office of Thrift Supervision, 1st Federal Savings and Loan Association of Westchester paid a dividend in the amount of $3.1 million to the parent company.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997
---------- -- --------- ------- --- --- ----- ------ ----- ----- --- ----
AND MARCH 31, 1996:
--- ----- --- ----

     Net income for the quarter ended March 31, 1997 increased $109,000, or 11.3%, to $1.1 million from $969,000 for the quarter ended March 31, 1996. In the quarter ended March 31, 1997 net interest income increased $35,000, or 1.3%, due to a fractional increase in the interest rate margin. The Company's net interest margin and net interest spread were virtually equal for the quarters ended March 31, 1997 and March 31, 1996 at 3.58% and 2.81% respectively. Management cannot predict the affects changes in the Federal Reserve's monetary policy may have on the Company's interest margin and spread, because those changes, if any, are not yet known.

     During the three months ended March 31, 1997 and March 31, 1996 no additional provision for loan losses was made based upon (1) the absence of any extraordinary asset quality problems, (2) the current level of general loan loss reserves, and (3) management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the first quarter of 1997 increased $74,000 over the same quarter in 1996 primarily as a result of both realized and unrealized gains in 1997 of $25,000 rather than losses of $39,000 which occurred in 1996. These gains, along with a $12,000 increase in commissions on insurance and investment products, were partially offset by a slight decrease in other miscellaneous income.

     Non-interest expense decreased $76,000, or 5.8%, for the three months ended March 31, 1997 to $1.23 million from the $1.30 million for the three months ended March 31, 1996. This decrease resulted primarily from a $105,000 decrease in FDIC premiums and a $9,000 decrease in legal expense, both of which were partially offset by a $30,000 increase in salary and benefit plan costs and $5,000 increases in both occupancy and data processing costs.

IMPACT OF NEW ACCOUNTING STANDARDS
------ -- --- ---------- ---------

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has adopted SFAS 125, as modified by SFAS 127 described below, effective January 1, 1997, resulting in no material impact on its consolidated financial condition or results of operations.

     In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The statement delays for one year the implementation of SFAS 125, as it relates to (1) secured borrowings and collateral, and (2) for the transfers of financial assets that are part of repurchase agreements, dollar-rolls, securities lending and similar transactions. The Company has adopted portions of SFAS 125 (those not deferred by SFAS 127) effective January 1, 1997, and adoption of these portions did not have a significant effect on the Company's financial condition or the results of operations. Based on its review of SFAS 125, management does not believe that the eventual adoption of the portions of SFAS 125 which have been deferred by SFAS 127 will have a material affect on the Company.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement is intended to simplify the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS does not include potential dilution and is computed by dividing income available to common stockholders by an average number of common shares outstanding.
     Diluted EPS reflects the potential dilution of securities that could share in the earnings of a company, similar to the fully diluted EPS currently used. The statement requires dual presentation of basic and diluted EPS by companies with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not anticipate that this statement will have an impact on its consolidated financial condition or results of operations.

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

Item 2. CHANGES IN SECURITIES - Not applicable
        ------- -- ----------

Item 3. DEFAULTS UPON SENIOR SECURITIES - Not applicable
        -------- ---- ------ ----------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------- -- ------- -- - ---- -- -------- -------

     The following items were presented to shareholders at the Company's Annual Meeting on April 15, 1997:
     1. The election of David C. Burba and Thomas J. Nowicki to serve as directors for terms of three years or until successors have been elected and qualified.

     2. The ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending December 31, 1997.

     Both of the above items were approved by shareholders at the meeting. The election of David C. Burba was approved by a vote of 2,412,524 in favor and 1,200 withheld. The election of Thomas J. Nowicki was approved by a vote of 2,320,625 in favor and 93,098 withheld. The appointment of Cobitz, VandenBerg & Fennessy was ratified by a vote of 2,408,984 in favor, 2,563 against, and 2,177 abstaining. In the ratification of the auditor appointment, there were no broker non-votes. The continuing directors are James E. Dick, Rosalyn M. Lesak, Edward A. Matuga, Edward C. Moticka and Robert E. Vorel, Jr.

Item 5. OTHER INFORMATION
        ----- -----------

STOCK OPTIONS EXERCISED BY DIRECTORS

     On January 29, 1997, in accordance with the provisions of the 1st Federal Savings and Loan Association of Westchester 1992 Stock Option Plan for Outside Directors, which was approved by a vote of the shareholders on September 29, 1992, Director Thomas J. Nowicki exercised 1,000 of the 6,540 remaining Common Stock options granted to him since June 26, 1992.
     On January 30, 1997, in accordance with the provisions of the 1st Federal Savings and Loan Association of Westchester 1992 Stock Option Plan for Outside Directors, which was approved by a vote of the shareholders on September 29, 1992, Director Edward C. Moticka exercised 1,500 of the 7,595 remaining Common Stock options granted to him on June 26, 1992.

STOCK OPTIONS EXERCISED BY OTHERS

     During the first quarter of 1997, in accordance with the provisions of the Westco Bancorp, Inc. 1992 Incentive Stock Option Plan, which was approved by a vote of the shareholders on September 29, 1992, two non-executive officers exercised 3,060 Common Stock options of the 5,520 granted to them on June 26, 1992.

                           PART II - OTHER INFORMATION
                                  (Continued)
                              WESTCO BANCORP, INC.

STOCK REPURCHASE PROGRAM

     The Company began its seventh common stock repurchase plan in February, 1997. Under the terms of the repurchase plan, as approved by the Board of Directors, up to 200,000 shares may be repurchased. As of April 30, 1997, 99,260 shares had been repurchased.

COMMON STOCK SHARES OUTSTANDING

     As a result of the exercise of options and shares repurchased in accordance with the repurchase plan previously described, the number of common shares outstanding on May 5, 1997 totalled 2,469,853 shares.


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


                                         WESTCO BANCORP, INC.
                                        ____________________
                                             Registrant



DATE:  May 9, 1997                 BY:  /s/ David C. Burba
                                        -------------------------
                                        President,
                                        Chief Executive Officer



DATE:  May 9, 1997                 BY:  /s/ Richard A. Brechlin
                                        -------------------------
                                        Executive Vice President and Treasurer,
                                        Chief Financial Officer



DATE:  May 9, 1997                 BY:  /s/ Kenneth J. Kaczmarek
                                        -------------------------
                                        Vice President,
                                        Chief Accounting Officer