Form 10-Q
period 1997-06-30
WESTCO BANCORP INC
filed 1997-08-14
CIK 885413

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ----------------------------------


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997.


                                        OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      Yes  [X]          No  [_]

     As of August 10, 1997, the Registrant had 2,493,353 shares of Common stock issued and outstanding.

                             WESTCO BANCORP, INC.


Part I.   FINANCIAL INFORMATION                                        Page

     Item 1.  Financial Statements

            Consolidated Statements of Financial Condition
               June 30, 1997 (Unaudited) and December 31, 1996          1

            Consolidated Statements of Income, Three and Six Months
               Ended June 30, 1997 and 1996 (Unaudited)                 2

            Consolidated Statements of Cash Flows, Six Months Ended
               June 30, 1997 and 1996 (Unaudited)                       3

            Notes to Consolidated Financial Statements                  4

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    5 - 10


Part II.  OTHER INFORMATION                                             11

SIGNATURES

EXHIBIT 11.0 - Computation of Earnings per Share

EXHIBIT 27.0 - Financial Data Table

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                June 30,     December 31,
                                                  1997           1996
                                              -------------  ------------
                                               (Unaudited)

Assets
------

Cash and amounts due from
  depository institutions                     $   3,209,452     3,511,480
Interest-bearing deposits                        11,057,414     7,877,846
                                                -----------   -----------
     Total cash and cash equivalents             14,266,866    11,389,326

Investment securities (market value of
  $76,629,446 at June 30, 1997 and
  $82,359,066 at December 31, 1996)              56,442,787    68,737,012
Investment securities held for trade                986,972       826,875
Loans receivable, net                           233,084,517   223,898,424
Real estate owned                                   603,972             -
Stock in Federal Home Loan Bank of Chicago        1,997,000     1,876,000
Office properties and equipment, net              1,921,259     1,909,043
Accrued interest receivable                       1,365,532     1,504,690
Prepaid expense and other assets                    944,532       850,677
                                                -----------   -----------
     Total assets                               311,613,437   310,992,047
                                                ===========   ===========

Liabilities and Stockholders' Equity
----------- --- ------------- ------

Deposits                                        256,129,172   255,153,961
Advance payments by borrowers for taxes
  and insurance                                   3,331,652     3,077,294
Other liabilities                                 4,654,457     4,928,016
                                                -----------   -----------
     Total liabilities                          264,115,281   263,159,271
                                                -----------   -----------
Stockholders' Equity:
  Common stock                                       34,979        34,843
  Additional paid-in capital                     22,807,052    22,518,095
  Retained earnings                              39,897,659    38,420,579
  Treasury stock                                (14,743,820)  (12,393,283)
  Common stock acquired by ESOP                    (497,714)     (622,143)
  Common stock awarded by Association
    Recognition and Retention Plan                        -      (125,315)
                                                -----------   -----------
     Total stockholders' equity                  47,498,156    47,832,776
                                                -----------   -----------
     Total liabilities and stockholders'
       equity                                 $ 311,613,437   310,992,047
                                                ===========   ===========


See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                 -------------------      ------------------
                                  1997         1996        1997        1996
                                 ------       ------      ------      ------
Interest income:
  Interest on loans             $4,881,062  4,646,110    9,563,479   9,148,852
  Interest on investments          861,870  1,067,915    1,812,707   2,113,127
  Interest on interest-bearing
    deposits                       127,042    114,141      234,377     256,759
  Dividends on securities
    held for trade                   1,528      2,410        4,258       3,864
  Dividends on FHLB stock           33,300     31,591       64,433      61,693
                                ----------  ---------   ----------  ----------
     Total interest income       5,904,802  5,862,167   11,679,254  11,584,295
                                ----------  ---------   ----------  ----------
Interest expense:
  Interest on deposits           3,113,511  3,073,739    6,182,919   6,125,778
                                ----------  ---------   ----------  ----------
     Total interest expense      3,113,511  3,073,739    6,182,919   6,125,778
                                ----------  ---------   ----------  ----------
     Net interest income         2,791,291  2,788,428    5,496,335   5,458,517
                                ----------  ---------   ----------  ----------
Non-interest income:
  Loan fees and service
   charges                          76,367     63,601      136,787     120,824
  Commission income                 67,261     77,481      136,630     137,802
  Unrealized gain (loss) on
    trading account securities      20,372    (30,392)      22,786     (32,692)
  Gain on sale of trading
    account securities              49,731      4,635       72,011     (32,041)
  Other income                      61,161     61,819      118,698     121,689
                                ----------  ---------   ----------  ----------
     Total non-interest
      income                       274,892    177,144      486,912     315,582
                                ----------  ---------   ----------  ----------
Non-interest expense:
  Staffing costs                   820,556    796,787    1,630,994   1,576,428
  Advertising                       43,725     42,301       76,200      77,164
  Occupancy & equipment
   expense                         125,123    119,472      251,082     239,069
  Data processing                   51,082     51,244      109,238     104,979
  Federal deposit insurance
    premiums                        41,400    147,018       82,800     293,544
  Other                            167,286    163,789      327,184     334,070
                                ----------  ---------   ----------  ----------
     Total non-interest
      expense                    1,249,172  1,320,611    2,477,498   2,625,254
                                ----------  ---------   ----------  ----------
Income before taxes              1,817,011  1,644,961    3,505,749   3,148,845
  Provision (benefit) for
    income taxes                   664,000    586,750    1,274,100   1,121,400
                                ----------  ---------   ----------  ----------
Net Income                      $1,153,011  1,058,211    2,231,649   2,027,445
                                ==========  =========   ==========  ==========
Earnings per share-primary            $.43        .37          .82         .71
Earnings per share-fully
 diluted                              $.43        .37          .81         .70
Dividends declared per common
 share                                $.15        .12          .30         .24

See notes to consolidated financial statements.


                     WESTCO BANCORP, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                                                                                 Six Months Ended June 30,
                                                                               1997                      1996
                                                                            -----------              -----------
Cash flows from operating activities:
  Net income                                                               $  2,231,649                2,027,445
  Adjustments to reconcile net income to net
    cash from operating activities:
    Depreciation                                                                 98,138                  102,435
    Amortization of premiums and discounts on
      investment securities - net                                               (71,032)                 (64,638)
    Amortization of cost of stock benefit plans                                 249,744                  249,769
    (Gain) loss on sale of trading account securities                          (126,452)                  32,041
    Unrealized (gain)loss on trading account securities                         (22,786)                  32,692
    Proceeds from sales of trading account securities                        (2,247,574)              (3,126,325)
    Purchase of trading account securities                                    2,236,715                2,778,958
    Decrease in deferred income on loans                                       (153,506)                (151,980)
    Increase in current and deferred federal income tax                         579,174                  526,890
    (Increase)decrease in interest receivable                                   139,158                 (119,015)
    Increase(decrease) in interest payable                                      (20,287)                  14,151
    Change in prepaid and accrued items, net                                   (636,042)                (660,625)
                                                                            -----------              -----------
Net cash provided by operating activities                                     2,256,899                1,641,798
                                                                            -----------              -----------
Cash flows from investing activities:
  Proceeds from maturities of investment securities                          27,643,003               34,100,000
  Purchase of investment securities                                         (15,277,746)             (32,300,523)
  Purchase of Federal Home Loan Bank stock                                     (121,000)                 (14,600)
  Disbursements for loans                                                   (31,784,088)             (26,831,055)
  Loan repayments                                                            22,069,529               21,080,278
  Property and equipment expenditures                                          (110,354)                 (37,253)
                                                                            -----------              -----------
Net cash provided for investing activities                                    2,419,344               (4,003,153)
                                                                            -----------              -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                        90,440                   30,000
  Deposit account receipts                                                  134,999,279              124,097,608
  Deposit account withdrawals                                              (139,636,170)            (123,923,323)
  Interest credited to deposit accounts                                       5,612,102                5,526,388
  Increase in advance payment by borrowers for taxes and insurance              254,358                  144,567
  Payment of dividends                                                         (768,175)                (608,904)
  Purchase of treasury stock                                                 (2,350,537)              (1,527,124)
                                                                            -----------              -----------
Net cash provided by(for) financing activities                               (1,798,703)               3,739,212
                                                                            -----------              -----------
Net change in cash and cash equivalents                                       2,877,540                1,377,857
Cash and cash equivalents at beginning of period                             11,389,326                8,390,071
                                                                            -----------              -----------
Cash and cash equivalents at end of period                                 $ 14,266,866                9,767,928
                                                                            ===========              ===========
Cash paid during the period for:
     Interest                                                              $  6,203,206                6,111,627
     Income taxes                                                               962,600                1,109,922
Non-cash investing activities:
     Transfer of loans to real estate owned                                $    681,972                     -
See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

Note C - Stock Conversion and Stock Split

On February 13, 1992 the Board of Directors of First Federal Savings and Loan Association of Westchester approved a plan to convert from a federally chartered mutual savings association to a federally chartered stock savings association. The stock conversion plan included, as part of the conversion, the concurrent formation of a Holding Company. The stock offering of the Association's parent, Westco Bancorp, Inc. (the "Company") was closed on June 25, 1992 with the sale of 2,300,000 shares at $10.00 per share. The Company purchased all the shares of stock of the Association for $10,962,363 upon completion of its stock offering. On May 17, 1996 a three for two stock split occurred with fractional shares being paid in cash.

Note D - Stock Repurchase

Since the initial public offering, the Company's Board of Directors has approved seven stock repurchase programs. As of August 10, 1997, 1,021,517 shares, adjusted for the May, 1996 stock split, had been repurchased at an average price of $14.43. The current stock repurchase program permits the repurchase of up to 200,000 shares; and, as of August 10, 1997, 95,740 shares remain to be repurchased in the open market.

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

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Association has historically maintained a high level of liquid assets. At June 30, 1997, the Association's liquidity ratio was 27.6%.

     The Company maintains a significant part of the assets in overnight deposits and a portfolio of U.S. Treasury and Agency securities with "laddered" maturities. This strategy results in a relatively short weighted average maturity of these assets. At June 30, 1997, these investments totalled $67.5 million, or 21.7% of assets, with a weighted average life of approximately 7 months. At December 31, 1996, these investments totalled $76.6 million, or 24.6% of assets, with a weighted average life of approximately 10 months.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1997, cash and cash equivalents totalled $14.3 million.

     The primary investing activity of the Company is the origination of mortgage loans. During the six months ended June 30, 1997 and 1996, the Company disbursed loans in the amounts of $31.8 million and $26.8 million, respectively. Other investing activities include the purchase of investment securities, which totalled $15.3 million for the six months ended June 30, 1997 and $32.3 million for the six months ended June 30, 1996. These activities in 1997 were funded primarily by principal repayments on loans totalling $22.1 million and maturities of investment securities totalling $27.6 million. The six month activity for 1996 was funded by principal repayments on loans and maturites of investment securities in the amounts of $21.1 million and $34.1 million respectively.

     At June 30, 1997, the Company had outstanding loan commitments of $6.3 million. At that same date, there were no commitments to purchase loans or investment securities. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1997 totalled $80.9 million. Management believes that a significant portion of such deposits will remain with the Company.

     The regulatory standards of the Office of Thrift Supervision impose the following capital requirements: a risk based capital standard expressed as a percent of risk based assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1997, the Association exceeded all regulatory capital standards.

    Capital requirements, ratios and balances are as follows:

                                         Actual   Required  Actual   Excess
                               Capital   Capital  Capital   Capital  Capital
                              Required   Ratio    Amount    Amount   Amount
                              --------   ------   --------  -------  -------
     At December 31, 1996:
          Tangible              1.5%     13.1%     $4,565   $39,751  $35,186
          Core                  3.0      13.1       9,130    39,751   30,621
          Risk Based:
            Tier I (core)       4.0      30.0       5,304    39,751   34,447
            Total               8.0      30.5      10,608    40,459   29,851

     At June 30, 1997:
          Tangible              1.5%     12.9%     $4,553   $39,208  $34,655
          Core                  3.0      12.9       9,106    39,208   30,102
          Risk Based:
            Tier I (core)       4.0      27.4       5,727    39,208   33,481
            Total               8.0      27.9      11,453    39,916   28,463

CHANGE IN FINANCIAL CONDITION OVER THE SIX MONTHS ENDED JUNE 30, 1997:
---------------------------------------------------------------------

     Total assets remained stable during the period increasing $621,000, or 0.2%, to $311.6 million at June 30, 1997 from $311.0 million at December 31, 1996.

     Loans receivable increased $9.2 million, or 4.1%, to $233.1 million from $223.9 million at December 31, 1996. The increase is primarily a function of loan disbursements of $31.8 million offset by amortization and prepayments of $22.1 million. The growth in loans receivable is due primarily to continued originations of construction loans on one- to four-family residences and on non-residential property. Since the beginning of the year, the Association has closed $2.0 million in non-residential construction loans, $4.5 million in permanent loans on residential property of five or more dwelling units and $2.5 million in permanent loans on non-residential properties. During the same period in 1996, the Association closed $3.6 million in construction loans and $3.7 million in loans on properties having five or more dwelling units, and $150,000 on non-residential property.

     Investment securities decreased $12.3 million, or 17.9%, to $56.4 million at June 30, 1997 as additional funds from maturing investment securities continued to be allocated to meet loan demand. Cash and cash equivalents totalled $14.3 million at June 30, 1997 compared to $11.4 million at December 31, 1996.

     Savings deposits increased $975,000, or 0.4%, to $256.1 million at June 30, 1997 from $255.2 million at December 31, 1996. The Company experienced a net deposit outflow of $4.6 million (before interest credited) for the six month period ended June 30, 1997.

     The balance of non-performing loans totalled $1.27 million at June 30, 1997, decreasing $295,000, or 18.8% from $1.57 million at December 31, 1996.
The decrease is due primarily to the foreclosure of loans on three properties totalling approximately $600,000 partially offset by the net delinquency on loans rising an additional $300,000. The ratio of non-performing loans to total loans was 0.55% at June 30, 1997 compared to 0.70% at December 31, 1996.

     Non-performing assets totalled $1.88 million at June 30, 1997 compared to

$1.57 million at December 31, 1997. The ratio of non-performing assets to total assets was 0.60% and 0.50% at June 30, 1997 and December 31, 1996 respectively The Company's allowance for loan losses totalled $882,800, or 69.4% of non-performing loans, at June 30, 1997.

      During 1992, the Association's ESOP borrowed $1,840,000 from an unrelated third party to fund the Association's ESOP plan which was established in connection with the conversion. During 1993, Westco Bancorp, Inc. refinanced this loan on essentially the same terms as the original lender. The June 30, 1997 balance of $497,700 is eliminated in the consolidation of the Company's financial statements. At December 31, 1996, the outstanding balance totalled $622,000.

      Retained earnings increased $1.5 million, or 3.8%, to $39.9 million as a result of earnings for the six month period ended June 30, 1997 offset by the declaration of dividend payments to stockholders during the same period. Stockholders' equity totalled $47.5 million or 15.2% of total assets at June 30, 1997, and the book value per common share outstanding was $19.18.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997
------------------------------------------------------------------------
AND JUNE 30, 1996:
-----------------

      Net income for the quarter ended June 30, 1997 increased $95,000 to $1.15 million from $1.06 million for the quarter ended June 30, 1996. The increase in quarterly earnings resulted primarily from a $98,000 increase in non-interest income, including a $96,000 increase in realized and unrealized gains on securities held for trading and a $13,000 increase in loan fees and service charges. These increases were partially offset by a $10,000 decrease in commissions on the sales of investment and insurance products.

      In the quarter ended June 30, 1997 net interest income remained the same at $2.79 million. Interest income increased $43,000 while interest expense increased $40,000. The Company's interest rate spread averaged 2.95% during the 1997 second quarter, compared to 2.92% during the 1996 second quarter. The Company's net interest margin averaged 3.70% for the quarter ended June 30, 1997 compared to 3.69% for the quarter ended June 30, 1996. During the first quarter of 1997, the Company's net interest rate spread averaged 2.81% and its net interest margin averaged 3.58%.

      During the three months ended June 30, 1997 and June 30, 1996 no additional provision for loan losses was made based upon (1) the absence of any specific asset quality problems, (2) the current level of general loan loss reserves, and (3) management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

      Non-interest income for the second quarter of 1997 increased $98,000 over the same quarter in 1996 due primarily to a $96,000 increase in realized and unrealized gains on investments held for trading and a $13,000 increase in loan fees and service charges. These increases were partially offset by a $10,000 decrease in commissions on sales of investment and insurance products.

      Non-interest expense decreased by $71,000 for the three months ended June 30, 1997 from the level for the three months ended June 30, 1996. This decrease resulted primarily from the expected $106,000 decrease in FDIC deposit insurance premiums. That decrease was partially offset by an increase in staffing costs of $27,000 and small increases in advertising, occupancy and equipment expenses and miscellaneous operating costs.

     Income tax for the second quarter of 1997 increased $77,000 as a result of all of the above.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997
----------------------------------------------------------------------
AND JUNE 30, 1996:
-----------------

     Net income for the six months ended June 30, 1997 increased $204,000 to $2.23 million from $2.03 million for the six months ended June 30, 1996. This increase primarily resulted from a $211,000 decrease in FDIC deposit insurance premiums.

     Also, during the six months ended June 30, 1997, interest income increased $95,000 from the year earlier while interest expense increased $57,000 resulting in a stable net interest margin. The Company's net interest margin averaged 3.64% for the six months ended June 30 in both 1997 and 1996. The Company's interest rate spread averaged 2.88% during the six months ended June 30, 1997, compared to 2.87% during the same period in 1996.

     During the six months ended June 30, 1997 and 1996 no additional provision for loan losses was made based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the six months of 1997 increased $171,000 over the same period in 1996, due to an increase of $160,000 in the net results of realized and urealized gains and losses on investments held for trading, and an increase in loan fees and service charges of $16,000, due in part to increased lending volume, which were partially offset by decreases in commissions on sales of insurance and investment products and other income of $1,000 and $3,000 respectively.

     Non-interest expense decreased $148,000 for the six months ended June 30, 1997 from the level for the six months ended June 30, 1996 primarily as a result of the $211,000 reduction in FDIC deposit insurance premiums and an $8,000 decrease in advertising and general operating costs. Those decreases were offset by increases in staffing costs, occupancy and equipment costs and data processing expense in the amounts of $55,000, $12,000 and $4,000 respectively.

     The provision for income taxes increased $53,000 as a result of the increased earnings before income taxes. The effective tax rate for the six months ended June 30, 1997 and 1996 was 36.3% and 35.6% respectively. Because less earnings are being derived from Treasury securities, the Company's effective tax rate for state income taxes is increasing.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement applies a "financial-components approach" in recognizing assets and liabilities that focuses on control to recognize financial assets and liabilities. Under SFAS 125, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred. An entity ceases to recognize assets when control has been surrendered, and it ceases to recognize liabilities when they are extinguished. SFAS 125 establishes standards to distinguish between transfers of financial assets that are sales and transfers of financial assets that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1997. The Company does not expect this pronouncement to have a significant impact on its consolidated financial condition or results of operations.

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

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 (SFAS 129"), "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, "Omnibus Opinion - 1968," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. This statement is effective for financial statements for period ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and SFAS No. 47, and, therefore, it is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

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

Item 2.  CHANGES IN SECURITIES  -  Not applicable
         ---------------------

Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not applicable
         -------------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable
         ---------------------------------------------------

Item 5.  OTHER INFORMATION
         -----------------

STOCK OPTIONS

     In accordance with the provisions of the Westco Bancorp, Inc. 1992 Incentive Stock Option Plan, which was approved by a vote of the shareholders on June 29, 1992, Executive Vice President Gregg P. Goossens, Vice President Kenneth J. Kaczmarek and Vice President/Secretary Mary S. Suffi exercised options on 1,500, 11,000 and 5,000 shares of Common Stock granted to each respectively. The dates of exercise were May 30, June 3 and July 31 respectively.

     In accordance with the provisions of the Westco Bancorp, Inc. 1992 Stock Option Plan for Outside Directors, which was approved by a vote of the shareholders on June 29, 1992, Directors Edward A. Matuga and Thomas J. Nowicki exercised options on 4,000 and 2,000 shares of Common Stock granted to each respectively. The dates of exercise were July 8 and July 31 respectively.

STOCK REPURCHASE PROGRAM

     The Company began its current common stock repurchase plan in February, 1997. As of August 10, 1997, 95,740 shares remain to be repurchased.

COMMON STOCK SHARES OUTSTANDING

     As a result of the exercise of options and shares repurchased in accordance with the repurchase plan previously described, the number of common shares out-standing on August 10, 1997 totalled 2,493,353 shares.

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


                                         WESTCO BANCORP, INC.
                                         --------------------
                                             Registrant


DATE:  August 12, 1997          BY:  (s) /s/ David C. Burba
                                         ----------------------------------
                                         David C. Burba
                                         President and
                                         Chief Executive Officer


DATE:  August 12, 1997          BY:  (s) /s/ Richard A. Brechlin
                                         ----------------------------------
                                         Richard A. Brechlin
                                         Executive Vice President and
                                         Chief Financial Officer


DATE:  August 12, 1997          BY:  (s) /s/ Kenneth J. Kaczmarek
                                         ----------------------------------
                                         Kenneth J. Kaczmarek
                                         Vice President and
                                         Chief Accounting Officer