Form 10-Q
period 1997-09-30
WESTCO BANCORP INC
filed 1997-11-13
CIK 885413

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                      ----------------------------------


                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997.


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

                      Yes  (X)          No  ( )

     As of October 31, 1997, the Registrant had 2,473,953 shares of Common stock issued and outstanding.

                             WESTCO BANCORP, INC.



Part I.   FINANCIAL INFORMATION                                        Page


     Item 1.  Financial Statements

            Consolidated Statements of Financial Condition
               September 30, 1997 (Unaudited) and December 31, 1996     1

            Consolidated Statements of Income, Three and Nine Months
               Ended September 30, 1997 and 1996 (Unaudited)            2

            Consolidated Statements of Cash Flows, Nine Months Ended
               September 30, 1997 and 1996 (Unaudited)                  3

            Notes to Consolidated Financial Statements                  4

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    5 - 10


Part II.  OTHER INFORMATION                                             11

SIGNATURES

EXHIBIT 11.0 - Computation of Earnings per Share

EXHIBIT 27.0 - Financial Data Table

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition


                                               September 30,   December 31,
                                                    1997           1996
                                               --------------  -------------
                                                (Unaudited)
Assets
------

Cash and amounts due from
 depository institutions                       $  3,656,878      3,511,480
Interest-bearing deposits                         7,493,223      7,877,846
                                               ------------    -----------
    Total cash and cash equivalents              11,150,101     11,389,326

Investment securities (market value of
 $53,983,896 at September 30, 1997 and
 $68,638,354 at December 31, 1996)               53,932,193     68,737,012
Investment securities held for trade              1,217,425        826,875
Loans receivable, net                           236,584,453    223,898,424
Real estate owned                                         -              -
Stock in Federal Home Loan Bank of Chicago        1,997,000      1,876,000
Office properties and equipment, net              2,133,333      1,909,043
Accrued interest receivable                       1,435,616      1,504,690
Prepaid expense and other assets                    619,666        850,677
                                               ------------    -----------
    Total assets                                309,069,787    310,992,047
                                               ============    ===========

Liabilities and Stockholders' Equity
------------------------------------

Deposits                                        254,752,906    255,153,961
Advance payments by borrowers for taxes
 and insurance                                    1,377,100      3,077,294
Other liabilities                                 4,907,550      4,928,016
                                               ------------    -----------
    Total liabilities                           261,037,556    263,159,271
                                               ------------    -----------
Stockholders' Equity:
  Common stock                                       35,195         34,843
  Additional paid-in capital                     23,000,908     22,518,095
  Retained earnings                              40,798,198     38,420,579
  Treasury stock                                (15,366,570)   (12,393,283)
  Common stock acquired by ESOP                    (435,500)      (622,143)
  Common stock awarded by Association
   Recognition and Retention Plan                         -       (125,315)
                                               ------------    -----------
    Total stockholders' equity                   48,032,231     47,832,776
                                               ------------    -----------

    Total liabilities and stockholders' equity $309,069,787    310,992,047
                                               ============    ===========

See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                            ---------------------         --------------------------------
                                                              1997        1996                1997                1996
                                                            ----------  ---------         ------------         -----------
Interest income:
 Interest on loans                                          $4,958,799  4,665,620           14,522,278          13,814,472
 Interest on investments                                       834,698  1,101,077            2,647,405           3,214,204
 Interest on interest-bearing
  deposits                                                     114,764     74,169              349,141             330,928
 Dividends on securities
  held for trade                                                 4,055      2,610                8,313               6,474
 Dividends on FHLB stock                                        34,006     31,989               98,439              93,682
                                                            ----------  ---------         ------------         -----------
   Total interest income                                     5,946,322  5,875,465           17,625,576          17,459,760
                                                            ----------  ---------         ------------         -----------
Interest expense:
 Interest on deposits                                        3,191,375  3,125,178            9,374,294           9,250,956
                                                            ----------  ---------         ------------         -----------
   Total interest expense                                    3,191,375  3,125,178            9,374,294           9,250,956
                                                            ----------  ---------         ------------         -----------
   Net interest income                                       2,754,947  2,750,287            8,251,282           8,208,804
                                                            ----------  ---------         ------------         -----------
Non-interest income:
 Loan fees and service charges                                  72,540     67,616              209,327             188,440
 Commission income                                              76,309     58,639              212,939             196,441
 Unrealized gain (loss) on
  trading account securities                                    89,628     14,500              112,414             (18,192)
 Gain on sale of trading
  account securities                                           124,876     47,414              196,887              15,373
 Gain on sale of REO                                            38,865          -               38,865                   -
 Other income                                                   59,524     64,001              178,222             185,690
                                                            ----------  ---------         ------------         -----------
   Total non-interest income                                   461,742    252,170              948,654             567,752
                                                            ----------  ---------         ------------         -----------
Non-interest expense:
 Staffing costs                                                776,354    796,229            2,407,348           2,372,657
 Advertising                                                    47,548     42,084              123,748             119,248
 Occupancy & equipment expense                                 129,190    115,436              380,272             354,505
 Data processing                                                54,774     50,918              164,012             155,897
 Federal deposit insurance
  premiums                                                      41,400  1,757,018              124,200           2,050,562
 Other                                                         153,891    148,112              481,075             482,182
                                                            ----------  ---------         ------------         -----------
   Total non-interest expense                                1,203,157  2,909,797            3,680,655           5,535,051
                                                            ----------  ---------         ------------         -----------
Income before taxes                                          2,013,532     92,660            5,519,281           3,241,505
 Provision (benefit) for
  income taxes                                                 741,900    (14,800)           2,016,000           1,106,600
                                                            ----------  ---------         ------------         -----------
Net Income                                                  $1,271,632    107,460            3,503,281           2,134,905
                                                            ==========  =========         ============         ===========
Earnings per share-primary                                      $  .47        .04                 1.30                 .75
Earnings per share-fully diluted                                $  .47        .04                 1.29                 .75
Dividends declared per common share                             $  .15        .12                  .45                 .36

See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                             1997                1996
                                                                         ------------         -----------
Cash flows from operating activities:
 Net income                                                              $  3,503,281           2,134,905
 Adjustments to reconcile net income to net
  cash from operating activities:
  Depreciation                                                                150,800             147,965
  Amortization of premiums and discounts on
    investment securities - net                                              (132,240)           (113,144)
  Amortization of cost of stock benefit plans                                 311,958             374,653
  (Gain) loss on sale of trading account securities                          (112,414)             18,192
  Unrealized (gain)loss on trading account securities                        (251,328)            (15,373)
  Gain on sale of real estate owned                                           (38,865)                  -
  Proceeds from sales of trading account securities                         4,066,716           3,496,418
  Purchase of trading account securities                                   (4,093,524)         (3,740,700)
  Decrease in deferred income on loans                                       (200,409)           (229,439)
  Increase in current and deferred
    federal income tax                                                        515,411             965,322
  (Increase)decrease in interest receivable                                    69,074              72,347
  Increase(decrease) in interest payable                                      (21,881)              2,782
  Change in prepaid and accrued items, net                                     69,247            (458,254)
                                                                         ------------         -----------
Net cash provided by operating activities                                   3,835,826           2,655,674
                                                                         ------------         -----------
Cash flows from investing activities:
 Proceeds from maturities of investment securities                         40,148,003          49,999,546
 Purchase of investment securities                                        (25,210,943)        (43,988,598)
 Purchase of Federal Home Loan Bank stock                                    (121,000)            (14,600)
 Disbursements for loans                                                  (48,207,517)        (41,838,321)
 Loan repayments                                                           35,039,925          31,601,956
 Proceeds from sale of real estate owned                                      631,335                   -
 Property and equipment expenditures                                         (375,090)           (202,595)
                                                                         ------------         -----------
Net cash provided by (for) investing activities                             1,904,713          (4,442,612)
                                                                         ------------         -----------
Cash flows from financing activities:
 Proceeds from exercise of stock options                                      234,400              40,000
 Deposit account receipts                                                 203,490,530         185,688,036
 Deposit account withdrawals                                             (212,402,862)       (191,729,721)
 Interest credited to deposit accounts                                      8,511,277           8,366,928
 Decrease in advance payment
  by borrowers for taxes and insurance                                     (1,700,194)         (1,636,602)
 Payment of dividends                                                      (1,139,628)           (925,171)
 Purchase of treasury stock                                                (2,973,287)         (1,999,749)
                                                                         ------------         -----------
Net cash provided by(for) financing activities                             (5,979,764)         (2,196,279)
                                                                         ------------         -----------
Net change in cash and cash equivalents                                      (239,225)         (3,983,217)
Cash and cash equivalents at beginning of period                           11,389,326           8,390,071
                                                                         ------------         -----------
Cash and cash equivalents at end of period                               $ 11,150,101           4,406,854
                                                                         ============         ===========
Cash paid during the period for:  Interest                               $  9,407,578           9,248,175
                                  Income taxes                           $  1,500,600           1,590,722
Non-cash investing activities:  Transfers to REO                         $    681,972                   -

See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

Note D - Stock Repurchase

Since the initial public offering, the Company's Board of Directors has approved seven stock repurchase programs. As of October 31, 1997, 1,045,535 shares, adjusted for the May, 1996 stock split, had been repurchased at an average price of $14.69. The current stock repurchase program permits the repurchase of up to 200,000 shares; and, as of October 31, 1997, 71,740 shares remain to be repurchased in the open market.

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

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Association has historically maintained a high level of liquid assets. At September 30, 1997, the Association's liquidity ratio was 27.3%.

     The Company maintains a significant part of the assets in overnight deposits and a portfolio of U.S. Treasury and Agency securities with "laddered" maturities. This strategy results in a relatively short weighted average maturity of these assets. At September 30, 1997, these investments totalled $61.4 million, or 19.9% of assets, with a weighted average life of approximately 6 months. At December 31, 1996, these investments totalled $76.6 million, or 24.6% of assets, with a weighted average life of approximately 10 months.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1997, cash and cash equivalents totalled $11.2 million.

     The primary investing activity of the Company is the origination of mortgage loans. During the nine months ended September 30, 1997 and 1996, the Company disbursed loans in the amounts of $48.2 million and $41.8 million, respectively. Other investing activities include the purchase of investment securities, which totalled $25.2 million for the nine months ended September 30, 1997 and $44.0 million for the nine months ended September 30, 1996. These activities in 1997 were funded primarily by principal repayments on loans totalling $35.0 million and maturities of investment securities totalling $40.1 million. The nine month activity for 1996 was funded by principal repayments on loans and maturities of investment securities in the amounts of $31.6 million and $50.0 million respectively.

     At September 30, 1997, the Company had outstanding loan commitments of $4.8 million. At that same date, there were no commitments to purchase loans or investment securities. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1997 totalled $83.8 million. Management believes that a significant portion of such deposits will remain with the Company.

     The regulatory standards of the Office of Thrift Supervision impose the following capital requirements: a risk based capital standard expressed as a percent of risk based assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1997, the Association exceeded all regulatory capital standards.

     Capital requirements, ratios and balances are as follows:

                                         Actual    Required   Actual    Excess
                              Capital    Capital   Capital    Capital   Capital
                              Required   Ratio     Amount     Amount    Amount
                              --------   -------   --------   -------   -------
     At December 31, 1996:
          Tangible                 1.5%     13.1%   $ 4,565   $39,751   $35,186
          Core                     3.0      13.1      9,130    39,751    30,621
          Risk Based:
                Tier I (core)      4.0      30.0      5,304    39,751    34,447
                Total              8.0      30.5     10,608    40,459    29,851

     At September 30, 1997:
          Tangible                 1.5%     13.4%   $ 4,524   $40,384   $35,860
          Core                     3.0      13.4      9,049    40,384    31,335
          Risk Based:
                Tier I (core)      4.0      28.3      5,708    40,384    34,676
                Total              8.0      28.3     11,416    41,092    29,676

CHANGE IN FINANCIAL CONDITION OVER THE NINE MONTHS ENDED SEPTEMBER 30, 1997:
---------------------------------------------------------------------------

     Total assets during the period decreased $1.9 million, or 0.6%, to $309.1 million at September 30, 1997 from $311.0 million at December 31, 1996.

     Loans receivable, net, increased $12.7 million, or 5.7%, to $236.6 million from $223.9 million at December 31, 1996. The increase is primarily a function of loan disbursements of $48.2 million offset by amortization and prepayments of $35.0 million. The growth in loans receivable is due primarily to growth in one- to four-family residential loans and, to a lesser degree, continued originations of construction loans on one- to four-family residences and on non-residential property. Since the beginning of the year, the Association has closed $7.8 million in residential construction loans, $2.3 million in non-residential construction loans, $4.8 million in permanent loans on residential property of five or more dwelling units and $3.1 million in permanent loans on non-residential properties.

     Investment securities decreased $14.8 million, or 21.5%, to $53.9 million at September 30, 1997 as additional funds from maturing investment securities continued to be allocated to meet loan demand. Cash and cash equivalents totalled $11.2 million at September 30, 1997 compared to $11.4 million at December 31, 1996.

     Savings deposits decreased $401,000, or 0.2%, to $254.7 million at September 30, 1997 from $255.2 million at December 31, 1996. The Company experienced a net deposit outflow of $8.9 million (before interest credited) for the nine month period ended September 30, 1997.

     The balance of non-performing loans totalled $635,000 at September 30, 1997, decreasing $932,000, or 59.5% from $1.57 million at December 31, 1996. The decrease is due primarily to the foreclosure of two loans totalling $444,500 on properties which were subsequently sold and the improved payment performance of several loans. The total of non-performing loans continues to fluctuate quarterly due to the changing delinquency of a number of loans which are routinely delinquent between 60 and 120 days. The ratio of non-performing loans to total loans was 0.27% at September 30, 1997 compared to 0.70% at December 31, 1996. Non-performing loans represented all of the Company's non-performing assets at both September 30, 1997 and December 31, 1996.

     The ratio of non-performing assets to total assets was 0.21% and 0.50% at September 30, 1997 and December 31, 1996 respectively. The Company's allowance for loan losses totalled $882,800, or 69.4% of non-performing loans, at September 30, 1997.

     During 1992, the Association's ESOP borrowed $1,840,000 from an unrelated third party to fund the Association's ESOP plan which was established in connection with the conversion. During 1993, Westco Bancorp, Inc. refinanced this loan on essentially the same terms as the original lender. The September 30, 1997 balance of $435,500 is eliminated in the consolidation of the Company's financial statements. At December 31, 1996, the outstanding balance totalled $622,000.

     Retained earnings increased $2.4 million, or 6.2%, to $40.8 million as a result of earnings for the nine month period ended September 30, 1997 offset by the declaration of dividend payments to stockholders during the same period. Stockholders' equity totalled $48.0 million or 15.5% of total assets at September 30, 1997, and the book value per common share outstanding was $19.42.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
-----------------------------------------------------------------------------
AND SEPTEMBER 30, 1996:
----------------------

     Net income for the quarter ended September 30, 1997 increased $1.16 million to $1.27 million from $107,500 for the quarter ended September 30, 1996. The increase in quarterly earnings resulted primarily from the absence of the $1.61 million provision recognized in the 1996 quarter for the estimated amount of the special assessment by the FDIC to recapitalize the Savings Association Insurance Fund and the corresponding $624,000 decrease in income tax expense. In addition to this difference, the increase in net income reflected a $5,000 increase in net interest income, a $210,000 increase in non-interest income and a $97,000 decrease in non-interest expense all of which were offset by a proportionate increase in income tax.

     In the quarter ended September 30, 1997 net interest income remained the same as the third quarter of 1996 at $2.75 million. Interest income increased $71,000 while interest expense increased $66,000. The Company's interest rate spread averaged 2.85% during the 1997 third quarter, compared to 2.84% during the 1996 third quarter. The Company's net interest margin averaged 3.63% for the quarter ended September 30, 1997 compared to 3.62% for the quarter ended September 30, 1996. During the second quarter of 1997, the Company's net interest rate spread averaged 2.95% and its net interest margin averaged 3.70%.

     During the three months ended September 30, 1997 and September 30, 1996 no additional provision for loan losses was made based upon (1) the absence of any specific asset quality problems, (2) the current level of general loan loss reserves, and (3) management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the third quarter of 1997 increased $210,000 over the same quarter in 1996 due primarily to a $153,000 increase in realized and unrealized gains on investments held for trading, a $5,000 increase in loan fees and service charges, an $18,000 increase in commissions on sales of investment and insurance products and a $39,000 profit on the sale of foreclosed properties. These increases were offset by a $5,000 decrease in miscellaneous income.

     Non-interest expense decreased by $1.7 million for the three months ended June 30, 1997 from the level for the three months ended September 30, 1996. The absence of the FDIC special assessment represented $1.6 million of the decrease, and the remainder of the decrease resulted primarily from an expected $106,000 decrease in regular FDIC deposit insurance premiums and a $20,000 decrease in staffing costs. Those decreases were partially offset by increases of $14,000, $5,000, $4,000 and $6,000 in office occupancy, advertising, data processing and miscellaneous expenses respectively.

     Income tax for the third quarter of 1997 increased $757,000 as a result of all of the above.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
----------------------------------------------------------------------------
AND SEPTEMBER 30, 1996:
----------------------

     Net income for the nine months ended September 30, 1997 increased $1.37 million to $3.50 million from $2.13 million for the nine months ended September 30, 1996. This increase primarily resulted from the previously discussed decrease in FDIC deposit insurance special assessment.

     Also, during the nine months ended September 30, 1997, interest income increased $166,000 from the year earlier while interest expense increased $123,000 resulting in a stable net interest margin. The Company's net interest margin averaged 3.63% for the nine months ended September 30 in both 1997 and 1996. The Company's interest rate spread averaged 2.86% during the nine months ended September 30, 1997, compared to 2.85% during the same period in 1996.

     During the nine months ended September 30, 1997 and 1996 no additional provision for loan losses was made based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the nine months of 1997 increased $381,000 over the same period in 1996, due to an increase of $312,000 in the net results of realized and unrealized gains and losses on investments held for trading, an increase in loan fees and service charges of $21,000, due in part to increased lending volume, an increase in commissions on sales of insurance and investment products of $16,000 and profit on the sale of foreclosed properties in the amount of $39,000. These increases were offset by a decrease in other income of $7,000.

     Non-interest expense decreased $1.85 million for the nine months ended September 30, 1997 from the level for the nine months ended September 30, 1996 primarily as a result of the absence of the FDIC special assessment. The remainder of the $244,000 decrease, however, resulted from a $316,000 decrease in regular FDIC deposit insurance premiums and a $1,000 decrease in miscellaneous expenses. These decreases were offset by increases in staffing costs, advertising, occupancy and equipment costs and data processing expense in the amounts of $35,000, $4,000, $26,000 and $8,000 respectively.

     The provision for income taxes increased $909,000 as a result of the increased earnings before income taxes. The effective tax rate for the nine months ended September 30, 1997 and 1996 was 36.5% and 34.1% respectively. Because less earnings are being derived from Treasury securities, the Company's effective tax rate for state income taxes is increasing.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement applies a "financial-components approach" in recognizing assets and liabilities that focuses on control to recognize financial assets and liabilities. Under SFAS 125, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred. An entity ceases to recognize assets when control has been surrendered, and it ceases to recognize liabilities when they are extinguished. SFAS 125 establishes standards to distinguish between transfers of financial assets that are sales and transfers of financial assets that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1997. The Company adopted SFAS 125 effective January 1, 1997, resulting in no material impact on its consolidated financial condition or results of operations.

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

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 5, "Earnings per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires duel presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

     SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The following presentation illustrates pro forma basic and diluted earnings per share based on the provisions of SFAS 128:

                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                             ---------------------  --------------------
                                                1997       1996       1997       1996
                                             ----------  ---------  ---------  ---------
Weighted average number of
 common shares outstanding used
 in EPS calculation                           2,478,240  2,606,735  2,506,028  2,649,726
Add common stock equivalents
 for shares issuable under
 Stock Option Plans                             203,591    213,186    195,997    205,969
                                             ----------  ---------  ---------  ---------
Weighted average number of shares
 outstanding adjusted for common
 stock equivalent                             2,681,831  2,819,921  2,702,025  2,855,695
                                             ==========  =========  =========  =========
Net income                                   $1,271,631    107,460  3,503,281  2,134,905
Basic earnings per share                     $     0.51       0.04       1.40       0.81
Diluted earnings per share                   $     0.47       0.04       1.30       0.75

Disclosure of earnings per share calculated in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share" is contained in
Exhibit 11.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, "Omnibus Opinion - 1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. This statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and SFAS No. 47, and, therefore, it is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this statement.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which becomes effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. The Company has not yet determined the impact of adopting this statement.

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

Item 2.   CHANGES IN SECURITIES - Not applicable
          ---------------------

Item 3.   DEFAULTS UPON SENIOR SECURITIES - Not applicable
          -------------------------------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable
          ---------------------------------------------------

Item 5.   OTHER INFORMATION
          -----------------

STOCK OPTIONS

     In accordance with the provisions of the Westco Bancorp, Inc. 1992 Incentive Stock Option Plan, which was approved by a vote of the shareholders on September 29, 1992, Executive Vice President Gregg P. Goossens and Vice President & Secretary Mary S. Suffi exercised options on 1,500 and 3,100 shares of Common Stock granted to each respectively. The dates of exercise were September 2 and September 5 respectively.

STOCK REPURCHASE PROGRAM

     The Company began its current common stock repurchase plan in February, 1997. As of October 31, 1997, 71,740 shares remain to be repurchased.

COMMON STOCK SHARES OUTSTANDING

     As a result of the exercise of options and shares repurchased in accordance with the repurchase plan previously described, the number of common shares out-standing on October 31, 1997 totalled 2,473,953 shares.

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

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                         WESTCO BANCORP, INC.
                                        ----------------------
                                             Registrant



DATE:  November 6, 1997       BY:  (s)   /s/ David C. Burba
                                         --------------------------------
                                         David C. Burba
                                         President and
                                         Chief Executive Officer



DATE:  November 6, 1997       BY:  (s)   /s/ Richard A. Brechlin
                                         --------------------------------
                                         Richard A. Brechlin
                                         Executive Vice President and
                                         Chief Financial Officer



DATE:  November 6, 1997       BY:  (s)   /s/ Kenneth J. Kaczmarek
                                         --------------------------------
                                         Kenneth J. Kaczmarek
                                         Vice President and
                                         Chief Accounting Officer