Form 10-K405
period 1997-12-31
WESTCO BANCORP INC
filed 1998-03-31
CIK 885413

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1997
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

           The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X  No    .
             ---    ---

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.   X
                              ---

           The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (i.e., persons other than directors and executive officers of the registrant) is $54,717,533 and is based upon the last sales price ($27.75) as quoted on the Nasdaq Stock Market for March 12, 1998.

           The Registrant had 2,461,853 shares outstanding as of March 13, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

           PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

           PORTIONS OF THE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                     INDEX

PART I                                                                      PAGE
                                                                            ----

     Item 1.  Business....................................................    3

     Additional Item.  Executive Officers of the Registrant...............   33

     Item 2.  Properties..................................................   34

     Item 3.  Legal Proceedings...........................................   34

     Item 4.  Submission of Matters to a Vote of Security Holders.........   34

PART II

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholders Matters........................................   35

     Item 6.  Selected Financial Data.....................................   35

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   35

     Item 7A. Quantitative and Qualitative Disclosures About
              Market Risk.................................................   35

     Item 8.  Financial Statements and Supplementary Data.................   35

     Item 9.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.........................   35

PART III

     Item 10. Directors and Executive Officers of the Registrant..........   35

     Item 11. Executive Compensation......................................   36

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management..................................................   36

     Item 13. Certain Relationships and Related Transactions..............   36

PART IV

     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.........................................   36

SIGNATURES................................................................   39

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

         The Association was founded in 1906 as an Illinois chartered savings and loan association. In 1971, the institution converted to a federally chartered and insured savings and loan association. The Association is a member of the Federal Home Loan Bank (the "FHLB") System and its deposit accounts are insured up to applicable limits by the FDIC. At December 31, 1997 the Association had total assets of $309.7 million and stockholders' equity of $41.8 million (13.5% of total assets). In 1997, the Association paid a dividend to the Company in the amount of $3.1 million.

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

Lending Activities

         Loan and Mortgage-Backed Securities Portfolio Compositions. The Association's loan portfolio composition consists primarily of conventional first mortgage loans secured by one- to four-family residences. At December 31, 1997, the Association's total mortgage loans outstanding were $231.7 million, of which $187.0 million were one- to four-family residential mortgage loans, or 77.0% of the Association's total loan portfolio. Of the one- to four-family residential mortgage loans outstanding at that date, 65.9% were fixed-rate loans, and 34.1% were adjustable-rate ("ARM") loans. At the same date, multi-family residential mortgages totaled $23.0 million, or 9.5% of the Association's total loan portfolio, of which 53.7% were fixed-rate loans either fully amortizing or with a balloon payment and 46.3% were ARM loans. At December 31, 1997, the Association had commercial real estate loans of $12.5 million, or 5.1% of the Association's total loan portfolio, and construction and land loans of $9.2 million, or 3.8% of the Association's total loan portfolio. At December 31, 1997, the Association had $454,000 in purchased loans and loan participations with $429,000 of this total being a participation loan purchased in 1996 from another bank in a neighboring community. Other loans held by the Association, which principally consist of consumer loans and share loans, totaled $11.2 million, or 4.6% of the Association's total loan portfolio. At December 31, 1997, the Association did not own any mortgage-backed securities.

         The following table sets forth the composition of the Association's loan portfolio and mortgage-backed securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                             At December 31,
                                   -------------------------------------------------------------------------------------------------
                                          1997               1996                 1995               1994                1993
                                   ------------------  ------------------  ------------------ ------------------ -------------------
                                             Percent             Percent             Percent            Percent            Percent
                                    Amount   of Total   Amount   of Total   Amount   of Total  Amount   of Total  Amount   of Total
                                   --------  --------  --------  --------  --------  -------- --------  -------- --------  ---------
                                                                           (Dollars in thousands)
Mortgage loans:
  One- to four-family...........   $186,967    76.98%  $180,815    79.61%  $172,800    81.31%  $169,608   81.14%  $162,073   83.50%
  Multi-family..................     23,016     9.48     18,993     8.36     16,556     7.79     16,711    7.99     11,768    6.06
  Commercial real estate........     12,489     5.14     10,819     4.76      9,779     4.60      9,430    4.51      7,528    3.88
  Construction..................      6,307     2.60      2,927     1.29        865      .41      1,035     .50      1,121     .58
  Land..........................      2,936     1.21      2,387     1.05      1,740      .82      1,008     .48        633     .33
                                   --------   ------   --------   ------   --------   -------  --------  ------   --------  ------
     Total mortgage loans.......    231,715    95.41    215,941    95.07    201,740    94.93    197,792   94.62    183,123   94.35

Other loans:                         11,154     4.59     11,197     4.93     10,784     5.07     11,237    5.38     10,975    5.65
                                   --------   ------   --------   ------   --------   -------  --------  ------   --------  ------

     Total loans receivable.....    242,869   100.00%   227,138   100.00%   212,524   100.00%   209,029  100.00%   194,098  100.00%
                                              ======              ======              ======             ======             ======

Less:
  Loans in process..............         30                 198                 117                 188                222
  Unearned discounts and
   deferred loan fees...........      1,838               2,159               2,455               2,843              3,155
  Allowance for loan losses.....        903                 883                 883                 883                921
                                   --------            --------            --------            --------           --------
     Loans receivable, net......   $240,098            $223,898            $209,069            $205,115           $189,800
                                   ========            ========            ========            ========           ========

         The following table sets forth the Association's loan originations and loan and mortgage-backed securities purchases, sales and principal repayments for the periods indicated:

                                                                       Year Ended December 31,
                                                          ------------------------------------------------
                                                              1997               1996               1995
                                                           -----------        -----------        ----------
                                                                            (In thousands)
Mortgage loans (gross):
  At beginning of period ............................        $ 215,941         $ 201,740         $ 197,792

    Mortgage loans originated(1)
       One-to four-family ...........................           33,426            35,091            34,116
       Multi-family .................................            5,145             5,494             1,249
       Commercial real estate .......................            3,272               816             2,748
       Construction .................................           10,749             7,850             3,368
       Land .........................................            2,524             2,663               930
                                                             ---------         ---------         ---------
         Total mortgage loans originated ............           55,116            51,914            42,411
                                                             ---------         ---------         ---------

    Mortgage Loans Purchased
       Commercial real estate .......................               --               500                --
    Transfer of mortgage loans to
       foreclosed real estate .......................             (682)               --                --
    Principal repayments ............................          (38,660)          (38,213)          (38,463)
                                                             ---------         ---------         ---------

  At end of period ..................................        $ 231,715         $ 215,941         $ 201,740
                                                             =========         =========         =========

Other loans (gross):
  At beginning of period ............................        $  11,197         $  10,784         $  11,237

    Other loans originated(1) .......................            7,001             6,244             6,183
    Principal repayments ............................           (7,044)           (5,831)           (6,636)
                                                             ---------         ---------         ---------

  At end of period ..................................        $  11,154         $  11,197         $  10,784
                                                             =========         =========         =========

-------------------------
(1)  Includes line of credit originations.

         Loan Repricing. The following table shows the repricing of the Association's loan portfolio at December 31, 1997. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Association's loans totaled $45.8 million, $44.0 million, $45.1 million, $42.4 million and $67.8 million for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

                                                                          At December 31, 1997
                                                      -------------------------------------------------------------
                                                            Mortgage Loans
                                                      ----------------------------
                                                        One- to                                          Total
                                                      Four-Family                                        Loans
                                                      Originated         Other        Other Loans      Receivable
                                                      ------------    ------------    ------------    -------------
                                                                             (In thousands)
         Amounts due:
            Within 1 year..........................     $  15,244         $12,591         $10,524        $  38,359
                                                        ---------         -------         -------        ---------
            After 1 year
              1 to 3 years.........................        21,933           4,656             402           26,991
              3 to 5 years.........................        27,235           5,854             202           33,291
              5 to 10 years........................        23,495           8,377              21           31,893
              10 to 20 years.......................        51,992          11,298               5           63,295
              Over 20 years........................        47,068           1,972              --           49,040
                                                        ---------         -------         -------        ---------

              Total due after 1 year...............       171,723          32,157             630          204,510
                                                        ---------         -------         -------        ---------
              Total amounts due....................       186,967          44,748          11,154          242,869
         Less:
            Loan in process........................            30              --              --               30
            Unearned discounts, premiums
              and deferred loan fees, net..........         1,483             355              --            1,838
            Allowance for possible loan losses.....           601             270              32              903
                                                        ---------         -------         -------        ---------

              Loans receivable, net................      $184,853         $44,123         $11,122         $240,098
                                                        =========         =======         =======        =========

         The following table sets forth at December 31, 1997, the dollar amount of all loans due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change.

                                                                        Due after December 31, 1998
                                                       -------------------------------------------------------------
                                                             Fixed             Adjustable               Total
                                                       ------------------   ------------------    ------------------
                                                                              (In thousands)
Mortgage loans:
  One- to four-family originated..................         $123,620              $48,103              $171,723
  Other originated................................           19,007               12,720                31,727
  Other purchased.................................              429                   --                   429
Other loans.......................................              631                   --                   631
                                                           --------              -------              --------
      Total loans receivable......................         $143,687              $60,823              $204,510
                                                           ========              =======              ========

         One- to Four-Family Mortgage Loans. The Association offers first mortgage loans secured by one- to four-family residences, including townhouse and condominium units, in the Association's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. Loan originations are generally obtained from existing or past customers and members of the local communities and, to a much lesser extent, local real estate agent and builder/developer referrals within the Association's area. During 1997, the Association did not originate any loans through mortgage brokers.

         The Association offers fixed-rate and ARM loans on one- to four-family residential properties. At December 31, 1997, 28.4% of the Association's total loan portfolio was on a bi-weekly payment basis. At December 31, 1997, $123.2 million, or 65.9% of the total one- to four-family mortgage loan portfolio, were fixed-rate and $63.8 million, or 34.1%, were ARM loans. The Association's fixed-rate mortgage loans are made for terms of 15 to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the Association's cost of funds. Origination fees range from 0% to 2% depending on the interest rate charged and other factors. The Association offers one and three year ARM loans. The three year ARM loan has a maximum periodic adjustment of 2.5% and a maximum adjustment of 5% over the life of the loan. The most popular one year ARM loan has a fixed rate for five years, after which there is an annual cap of 2% and a 5% lifetime cap. Generally, ARM loans pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

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

         Multi-Family Lending. The Association offers fixed-rate, ARM and balloon loans on multi-family residential properties. The Association originates fixed-rate multi-family loans with terms of 15 to 25 years. These loans are amortized over the term of the loan. Balloon loans are for terms of five to seven years and amortize over a period of 15 to 25 years. These loans are generally made in amounts up to 75% of the appraised value of the property securing the loan. Most of the Association's multi-family loans are not owner-occupied. In making such loans, the Association bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Association's lending experience with the borrower. An origination fee of 1% to 3% is usually charged on such loans. As of December 31, 1997, $23.0 million, or 9.5%, of the Association's total loan portfolio consisted of originated multi-family residential loans all of which were secured by property located in the Association's primary lending area. Of this, 53.7% were fixed-rate fully amortizing loans or loans with a balloon payment, and 46.3% were ARM loans. The typical multi-family property in the Association's multi-family lending portfolio has between 5 and 12 dwellings units with an average loan balance of approximately $235,000 at December 31, 1997. The largest multi-family loan at December 31, 1997, had an outstanding balance of $1.6 million. This loan is secured by a 6 unit condominium located in Chicago, Illinois. The loan has been current since its origination in December of 1997.

         Commercial Real Estate Lending. Commercial real estate lending is not a significant part of the Association's lending activities. At December 31, 1997, the Association's commercial real estate loan portfolio totaled $12.5 million, or5.1% of the Association's total loan portfolio. All of the Association's commercial real estate loans are secured by improved property such as office buildings, small warehouses, small restaurants and other small businesses. The largest commercial real estate loan at December 31, 1997, had an outstanding balance of $1.14 million. This loan is secured by an office building located in Oak Brook, Illinois and is current as of December 31, 1997. The underwriting criteria for commercial real estate is substantially similar to the criteria for multi-family residential properties. Loans secured by commercial real estate properties involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks by lending to established customers and generally restricting such loans to its primary market area.

         Construction and Land Lending. Construction and land lending is not a significant part of the Association's lending activities. The Association generally originates loans to finance the construction of owner-occupied and rental properties in its primary market area. At December 31, 1997, the Association had one construction loan commitment in the amount of $260,000. The outstanding balance of nineteen construction loans at such date was $6.3 million, or2.6% of the Association's total loan portfolio. In addition, the Association originates loans for the acquisition and development of vacant (and acquisition of improved) lots to contractors and individuals in its primary market area. At December 31, 1997, the Association had nine land loans, five to developers and four to homeowners with outstanding balances totaling $2.9 million, or1.2% of the Association's total loan portfolio. Land development loans typically are short-term loans. Construction and land loans generally are made to customers of the Association and developers and contractors with whom the Association has had previous lending experience. The Association requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development. Payouts are made after an inspection based on percentage of completion of the project.

         Other Lending. The Association also offers other loans, primarily consumer loans and share loans secured by savings accounts. At December 31, 1997, $10.7 million, or4.4% of the total loan portfolio, consisted of consumer loans and $461,000 or0.2% of the total loan portfolio, consisted of share loans. Consumer loans primarily consist of motor vehicle loans directly made to preexisting customers and home equity line of credit loans based on the credit worthiness of the borrowers and are secured by a lien on the property. Automobile loans typically are made for a term of five years or less with a fixed interest rate. Home equity line of credit loans are based on the prime rate plus 1.0% to 1.5% with terms of five to 10 years. Consumer loans also include, to a much less extent, loans secured by marketable securities and unsecured loans.

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

         At December 31, 1997, the largest aggregate amount of loans outstanding to one borrower totaled $4.9 million and consisted of 17 loans on 2, 3 or 4 unit apartment buildings. The largest single loan to this borrower is a $1.1 million loan on a 4 unit apartment building. At December 31, 1997, all loans to this borrower were current. The aggregate amount of loans to this borrower and his affiliated parties does not exceed the Association's "loans to one borrower" limitation established by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") which, at December 31, 1997, was $6.3 million.

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

         Classified Assets. Federal regulations and the Association's Classification of Assets Policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss" assets. See "Regulation and Supervision -Federal Savings Institution Regulations - Classified Assets."

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

         At December 31, 1997, the Association had one loan classified doubtful totalling $139,000 (net of a $175,000 specific valuation reserve). The loan is secured by a 38 unit multi-family property located in Maywood, Illinois. There is also one loan classified as substandard at December 31, 1997, totalling $354,000. The loan is on a combination commercial/residential property. At December 31, 1997, the Association had 12 loans classified as special mention totaling $1.8 million. Eleven are on one- to four-family residences and had an average balance at such date of $133,000; the remaining loan is on a multi-family residential property with an outstanding balance of $299,000. At December 31, 1997, none of the Association's loans were classified as loss.

         At December 31, 1997, 1996 and 1995, respectively, delinquencies in the Association's portfolio were as follows:

                                              At December 31, 1997                               At December 31, 1996
                               -------------------------------------------------   ------------------------------------------------
                                     60-89 Days             90 Days or More              60-89 Days              90 Days or More
                               -----------------------   -----------------------   ------------------------   ---------------------
                                 Number     Principal      Number     Principal      Number     Principal      Number   Principal
                                   of        Balance         of        Balance        of         Balance         of      Balance
                                 Loans      of Loans       Loans      of Loans       Loans      of Loans       Loans    of Loans
                               ----------  -----------   ----------  -----------   ----------  ------------   --------  -----------
                                                                      (Dollars in thousands)
One- to four-family............     12        $1,354          3          $118            8          $667           8        $862
Multi-family...................     --            --         --            --            1           320          --          --
Commercial.....................     --            --          1           354           --            --           1         385
                                   ---        ------        ---           ---          ---          ----         ---      ------
   Total mortgage loans........     12        $1,354          4           472            9           987           9       1,247
Other loans....................      1            21         --            --           --            --          --
                                   ---        ------        ---           ---          ---          ----         ---      ------
   Total all loans.............     13        $1,375          4           472            9          $987           9      $1,247
                                   ===        ======        ===           ===          ===          ====         ===      ======
Delinquent loans to total
 loans.........................                 0.57%                    0.19%                      0.43%                   0.56%
                                                ====                     =====                      ====                    ====
                                                 At December 31, 1995
                                  ---------------------------------------------------
                                         60-89 Days              90 Days or More
                                  -------------------------  ------------------------
                                    Number       Principal    Number      Principal
                                      of          Balance       of         Balance
                                    Loans        of Loans      Loans      of Loans
                                  -----------   -----------  ----------  ------------
                                                (Dollars in thousands)
 One- to four-family ..........        13          $1,237         9          $473
 Multi-Family..................        --              --         1           235
 Commercial....................        --              --         1           397
                                      ---          ------         -          ----
   Total mortgage loans........        13           1,237        11         1,105
 Other loans...................        --              --         1            36
                                      ---          ------        --        ------
   Total all loans.............        13          $1,237        12        $1,141
                                      ===          ======        ==        ======
 Delinquent loans to
    total loans................                      0.59%                   0.55%
                                                     ====                    ====

         The following table sets forth information regarding non-accrual loans delinquent 90 days or more. At December 31, 1997, there was one restructured loan within the meaning of SFAS No. 15 and no other potential problem loans except as described above or included in the table below.

                                                                  At December 31,
                                                 -----------------------------------------------
                                                  1997       1996     1995        1994     1993
                                                  ----       ----     ----        ----     ----
                                                               (Dollars in thousands)
Mortgage loans delinquent
   90 days or more..............................  $472     $1,247    $1,105       $290      $729
Restructured real estate loans                     314         --        --         --        --
Other loans delinquent 90 days or  more.........    --        320        36         18        41
                                                 ------    ------     -----       ----     -----
         Total non-performing loans.............   786      1,567     1,141        308       770
Total foreclosed real estate, net of
 related allowance for losses...................     --        --        --        447        98
                                                 ------    ------     -----       ----     -----
         Total nonperforming assets.............  $786     $1,567    $1,141       $755      $868
                                                 ======    ======     =====       ====     =====

Non-performing loans to total loans.............  0.33%      0.70%     0.55%      0.15%     0.40%

Total non-performing assets to total assets.....  0.25%      0.50%     0.37%      0.25%     0.29%

-------------------------------

(1) For the year ended December 31, 1997 gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to approximately $21,000.

         The balance of non-performing assets, amounting to $786,000 at December 31, 1997, decreased from $1.6 million at December 31, 1996. The largest single delinquency was a mortgage loan secured by a combination commercial/residential property in the amount of $354,000 at December 31, 1997.

         Allowance for Loan Losses. Notwithstanding the Association's limited historical loss experience, in 1990 management decided that it was advisable to establish an allowance to provide for future loan losses. The allowance for loan losses was established and maintained through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, and other factors that warrant recognition in providing for an adequate loan loss allowance. For classified assets or certain other circumstances recognized as potential problems, a specific reserve is established. If an asset is classified, an estimated value of the property securing the loan is determined and if the unpaid balance of the loan is greater than such estimated value, the difference is established as a specific reserve. At December 31, 1997, the Association had a specific reserve in the amount of $175,000 against the restructured real estate loan.

         The following table sets forth the Association's allowance for possible loan losses at the dates indicated.

                                                                                At December 31,
                                                      ---------------------------------------------------------------------
                                                         1997          1996         1995           1994            1993
                                                      ----------    ----------   ----------     ----------     ------------
                                                                              (Dollars in thousands)

Balance at beginning of year.....................         $883          $883          $883           $921          $925
Provision for loan losses........................           --            --            --             --            --
Charge-offs: One- to four-family mortgage loans..           --            --            --            (38)          (15)
Recoveries: One- to four-family mortgage loans...           20            --            --             --            11
                                                          ----          ----          ----           ----          ----
Balance at end of year...........................         $903          $883          $883           $883          $921
                                                          ====          ====          ====           ====          ====
Ratio of net charge-offs during the period to
  average loans outstanding during the period....           --%           --%           --%           .02%          .01%
Ratio of allowance for loan losses to net
  loans receivable at the end of period..........          .38           .39           .42            .43           .49
Ratio of allowance for loan losses to total
  non-performing assets at the end of period.....       114.86         56.34         77.37         116.88        106.11
Ratio of allowance for loan losses to non-
  performing loans at the end of the period......       114.86         56.34         77.37         286.51        119.61

         The following table sets forth the Association's allowance for possible loan losses by type of loan for the periods indicated.

                                                                     For the Year Ended December 31,
                                     -------------------------------------------------------------------------------------------
                                                 1997                             1996                         1995
                                     ------------------------------   -----------------------------   --------------------------
                                        Amount       Percentage(1)      Amount       Percentage(1)      Amount      Percentage(1)
                                     -----------   ----------------   ----------    ---------------   -----------  -------------
                                                                         (Dollars in thousands)
Specific Allowance:
         Mortgage Loans:
           Residential..................  $175           86.46%         $ 175            87.97         $  --          89.10%
           Commercial...................    --            5.14             --             4.76            --           4.60
           Construction.................    --            2.60             --             1.29            --            .41
           Land.........................    --            1.21             --             1.05            --            .82
         Other Loans:
           Equity lines of credit.......    --            4.23             --             4.55            --           4.64
           Consumer.....................    --            0.36             --             0.38            --           0.43
                                           ---            ----            ---             ----           ---           ----
Total Specific Allowances...............   175          100.00%           175           100.00%           --          100.00%
                                           ---          ======            ---           ======           ---          ======

General Allowances:
         Mortgage Loans:
           Residential..................   375           86.46            590            87.97%          547          89.10%
           Commercial...................    60            5.14             59             4.76            52           4.60
           Construction.................    20            2.60              6             1.29             5            .41
           Land.........................    17            1.21              8             1.05             6            .82
         Other Loans:
           Equity lines of credit.......    32            4.23             35             4.55            33           4.64
           Consumer.....................     1            0.36             --             0.38             2           0.43
           Unallocated..................   223              --             10               --           238             --
                                           ---          ------            ---           ------           ---         ------
Total General Allowances................   728          100.00%           708           100.00%          883         100.00%
                                           ---          ======            ---           ======           ---         ======
    Total allowances for loan losses....  $903                           $883                           $883
                                           ===                           ====                           ====


--------------------
(1) Percent of loans in each category to total loans receivable at the date indicated.

Investment Activities

         The investment policy of the Company, which is established by the Board of Directors and implemented by the Company's Chief Financial Officer, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Company's lending activities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. Investments generally are made with the intent of holding them to maturity although some investments are occasionally acquired for trading purposes. From time to time, in order to enhance the Company's liquidity or to obtain a higher yield, securities of a longer duration than the typical investment security in the Company's portfolio may be acquired for the available for sale portfolio. At December 31, 1997, the Company had investment securities in the aggregate amount of $55.4 million. The portion of the investment portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. Investment securities which are categorized as held for trade are carried at fair value with any unrealized holding gains and losses included in income. An Investment Committee consisting of the Company's President/Chief Executive Officer, Executive Vice President/Chief Financial Officer and Executive Vice President/Chief Lending Officer meets on an as-needed basis to make material investment decisions. The Chief Financial Officer reports on a monthly basis the Company's investment activities to the Board of Directors.

         The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities portfolio at the dates indicated:

                                                                           At December 31,
                                            ------------------------------------------------------------------------
                                                    1997                       1996                     1995
                                            ---------------------     ------------------------    ------------------
                                             Carrying    Fair            Carrying     Fair        Carrying   Fair
                                              Value     Value              Value     Value          Value   Value
                                             --------   -----            --------   -------         ------  -----
                                                                           (In thousands)
Interest-earning deposits:
  Term Federal funds .......................   $ 7,782   $ 7,782         $ 5,700     $ 5,700       $ 3,150   $ 3,150
  Money Market funds .......................     2,282     2,282           2,021       2,021           756       756
  FHLB daily investments ...................        95        95             157         157            65        65
                                               -------   -------         -------     -------       -------   -------

       Total interest-earning deposits .....   $10,159   $10,159         $ 7,878     $ 7,878       $ 3,971   $ 3,971
                                               =======   =======         =======     =======       =======   =======

Investment securities held with intent
 to hold to maturity:
    U.S. Government securities and agency
     obligations ...........................   $53,968   $53,974         $68,737     $68,638       $82,111   $82,359
    Other ..................................        --        --              --          --            --        --
                                               -------   -------         -------     -------       -------   -------

       Total investment securities held with
        intent to hold to maturity .........   $53,968   $53,974         $68,737     $68,638       $82,111   $82,359
                                               =======   =======         =======     =======       =======   =======
Investment securities held for trade:
  Equity securities ........................   $ 1,462   $ 1,462         $   827     $   827       $   501   $   501
                                               =======   =======         =======     =======       =======   =======

         Government Securities Carrying/Fair Value. The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's held to maturity investment securities at December 31, 1997.

                                                                At December 31, 1997,
                              ------------------------------------------------------------------------------------------
                               One Year or Less      One to Five Years      Five to 10 Years       More than 10 Years
                              --------------------- -------------------  --------------------  -------------------------

                                          Weighted             Weighted              Weighted              Weighted
                              Carrying    Average   Carrying   Average    Carrying   Average    Carrying   Average
                               Value       Yield     Value      Yield      Value     Yield        Value     Yield
                              -------     -------   -------    -------    -------    --------    -------   --------
                                                               (Dollars in thousands)
U.S. Government and
  agency securities......       $41,960     5.5%    $12,008     5.68%     $    --      --%       $    --      --%
                                -------             -------               -------                -------
         Total...........       $41,960             $12,008               $    --                $    --
                                =======             =======               =======                -------
                                         At December 31, 1997,
                          ---------------------------------------------------
                                     Total Investment Securities
                          ---------------------------------------------------
                              Average
                             Remaining              Approximate   Weighted
                             Years to    Carrying      Fair       Average
                              Maturity    Value        Value        Yield
                           -----------   --------    ---------    --------
                                         (Dollars in thousands)
U.S. Government and
  agency securities......      0.83     $53,968     $53,974         5.61%
                                        -------     -------
         Total...........               $53,968     $53,974
                                        =======     =======


         There were no investment securities (exclusive of the U.S. government securities) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 1997.

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

     When management determines the levels of its deposit rates, consideration is given to local competition and Treasury offerings. As part of its interest rate management strategy, the Association maintains a significant percentage of assets in short term Treasury and agency securities which permits the Association to accept limited deposit disintermediation when the marginal cost of new or renewing deposits exceeds profitable investment opportunities. The consolidation of banking institutions has not had a significant impact locally on the Association's operation to date, but management is unsure of the effect as consolidation continues. At December 31, 1997, passbook savings and NOW checking accounts amounted to 30.2% total deposits.

         The following table presents the deposit activity of the Association for the periods indicated.

                                                  Year Ended December 31,
                                      ------------------------------------------
                                           1997            1996         1995
                                      --------------   ------------  -----------
                                                      (In thousands)

Deposits.............................    $272,714        $246,689      $260,972
Withdrawals..........................     279,705         253,374       266,096
                                         --------        --------      --------
Deposit net of withdrawals...........      (6,991)         (6,685)       (5,124)
Interest credited on deposits........      11,448          11,195        10,445
                                         --------        --------      --------
         Total increase in deposits..    $  4,457        $  4,510      $  5,321
                                         ========        ========      ========

     At December 31, 1997, the Association had outstanding $42.1 million in deposit accounts in amounts of $100,000 or more ("Jumbo Accounts") maturing as follows:


                                                          Amount
                                                     ----------------
              Maturity Period                         (In thousands)
              ---------------

              Three months or less...................     $12,478
              Over three through six months..........       5,238
              Over six through 12 months.............      10,673
              Over 12 months.........................      13,715
                                                           ------

                       Total.........................     $42,104
                                                          =======

              Type of Jumbo Accounts
              ----------------------

              Negotiated.............................     $19,265
              Core...................................      22,839
                                                           ------

                       Total.........................     $42,104
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

                                                               At December 31,
                           -----------------------------------------------------------------------------------------
                                       1997                           1996                        1995
                           -----------------------------  ---------------------------- -----------------------------
                                              Weighted                      Weighted                      Weighted
                                    Percent   Average               Percent  Average             Percent   Average
                                    of Total  Nominal               of Total Nominal             of Total  Nominal
                            Amount  Deposits     Rate       Amount  Deposits   Rate     Amount   Deposits    Rate
                            ------  --------  -------       ------  -------- -------   -------   -------- --------
                                                            (Dollars in thousands)
Transaction accounts:
  NOW..................... $ 17,207    6.63%   1.98%      $ 15,816    6.20%   2.00%  $ 14,630      5.84%   2.01%
  Money Market............    7,511    2.89    2.88          9,271    3.63    2.88     10,960      4.37    2.88
  Passbook savings........   61,225   23.58    3.04         62,743   24.59    3.04     62,927     25.11    3.04
                             ------   -----                 ------   -----             ------     -----
  Total...................   85,943   33.10                 87,830   34.42             88,517     35.32
                             ------   -----                 ------   -----             ------     -----

Certificate accounts:
  Six month...............   17,916    6.90    5.54         23,619    9.26    5.45     21,667      8.64    5.40
  Twelve month............   17,491    6.74    6.05         17,082    6.69    5.65     15,698      6.26    5.68
  Eighteen month..........   40,988   15.79    5.84         21,198    8.31    5.53     20,340      8.12    5.41
  Two to five years.......   51,321   19.77    6.48         59,770   23.43    6.44     60,286     24.05    6.39
  IRA and Keogh...........   45,952   17.70    6.29         45,655   17.89    6.27     44,136     17.61    6.28
                             ------   -----                 ------   -----             ------     -----
  Total...................  173,668   66.90                167,324   65.58            162,127     64.68
                            -------   -----                -------   -----            -------     -----

Total deposits............ $259,611  100.00%   5.03       $255,154  100.00%   4.95   $250,644    100.00%   4.85
                           ========  ======               ========  ======           ========    ======

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1997, 1996, and 1995 and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                                                                                       Period to Maturity
                                                                                     from December 31, 1997
                                     At December 31,            -------------------------------------------------------------
                           -----------------------------------      Within     One to     Two to
                               1997       1996        1995         One Year  Two Years  Three Years  Thereafter      Total
                              ------     ------      ------        --------  ---------  ----------   ----------      -----
                                                                     (In thousands)
Certificate accounts:
  3.99% or less..........   $     --   $     --    $  1,668         $    --    $    --      $    --     $    --   $     --
  4.00% to 4.99%.........        275        394      10,476             231         24           20          --        275
  5.00% to 5.99%.........     97,468    100,077      80,353          70,496     10,599        8,687       7,686     97,468
  6.00% to 6.99%.........     50,024     41,776      41,371          20,399     16,061       13,163         401     50,024
  7.00% to 7.99%.........     17,335     16,934      20,616           1,241      8,725        7,152         217     17,335
  8.00% to 8.99%.........      8,566      8,143       7,643              --      4,709        3,857          --      8,566
                            --------   --------    --------         -------    -------      -------     -------   --------
                            $173,668   $167,324    $162,127         $92,367    $40,118      $32,879     $ 8,304   $173,668
                            ========   ========    ========         =======    =======      =======     =======   ========

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

Subsidiary Activities

     Westco, Inc., an Illinois corporation and a wholly-owned subsidiary of the Association, is engaged in insurance activities and securities brokerage services. For the year ended December 31, 1997, Westco, Inc. had a net loss of $15,000 and net income of $9,000, respectively, from its insurance activities and securities brokerage services.

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

Personnel

     As of December 31, 1997, the Association had 50 full-time employees and 10 part-time employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be excellent.


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

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Federal Savings Institution Regulation

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I
(core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1997, the Association met each of its capital requirements and it is anticipated that the Association will not be subject to the interest rate risk component.

     The following table presents the Association's capital position at December 31, 1997.

                                                                                            Capital
                                                                Excess         ----------------------------------
                           Actual            Required        (Deficiency)          Actual           Required
                      ------------------   --------------  ------------------  ---------------  -----------------
                                                        (Dollars in thousands)
   Tangible...........      $41,502            $4,635           $36,867             13.43%            1.50%
   Core (Leverage)....       41,502             9,270            32,232             13.43             3.00
   Risk-based.........       42,230            11,523            30,707             29.32             8.00

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

     Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Association as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Association amounted to $1.6 million on a pre-tax basis and $1.1 million on an after-tax basis.

     The Funds Act also spread the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Association's assessment rate for fiscal 1997 was 6.48 basis points and the premium paid for this period was $165,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association.

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

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow federal savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including for savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Company is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Association's limit on loans to one borrower was $6.3 million. At December 31, 1997, the Association's largest aggregate outstanding balance of loans to one borrower consisted of seventeen loans totaling $4.9 million. All loans to this borrower were current.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is either must qualify as a "domestic building and loan association" as defined in the Internal Revenue Code or required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Association maintained 91.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Association was a Tier 1 Bank.

     Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. During 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The Association's liquidity ratio for December 31, 1997 was 36.5%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1997 totaled $79,000.

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

     Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Association maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and to increase the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


                          FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Association report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS since 1987, which covered the tax years through 1983. For its 1997 taxable year, the Association is subject to a maximum federal income tax rate of 34%.

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

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Association's 1996 taxable year, in which the Association originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Association during its six taxable years preceding its current taxable year.

     Under the 1996 Act, for its current and future taxable years, the Association is not permitted to make additions to its tax bad debt reserves. In addition, the Association is required to recapture (i.e., take into income) over a six-year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Association will not incur an additional tax liability because the liability has been set up on the books in accordance with SFAS No. 109 as of December 31, 1997.

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

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

Impact of New Accounting Standards

     Accounting for Transfers and Servicing of Financial assets and Extinguishments of Liabilities. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 ("SFAS No. 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The statement delays for one year the implementation of SFAS No. 125, as it relates to (1) secured borrowings and collateral, and (2) for the transfers of financial assets that are part of repurchase agreements, dollar-rolls, securities lending and similar transactions. The Company has adopted portions of SFAS No. 125 (those not deferred by SFAS No. 127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's financial condition or results of operations. Based on its review of SFAS No. 125, management does not believe that adoption of the portions of SFAS No. 125 which have been deferred by SFAS No. 127 will have a material effect on the Company.

     Reporting Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this statement.

     Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. The Company has not yet determined the impact of adopting this statement.

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

Additional Item. Executive Officers of the Registrant.
-----------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company and/or the Association who are not also Directors.


             Name                        Age(1)                            Positions Held
---------------------------------     ----------          -------------------------------------------------
  Richard A. Brechlin                    49                Executive Vice President and Treasurer of the
                                                           Company and the Association

  Gregg P. Goossens                      49                Executive Vice President of the Company and
                                                           the Association

  Mary S. Suffi                          57                Vice President and Secretary of the Company;
                                                           Senior Vice President and Secretary of the
                                                           Association

  Kenneth J. Kaczmarek                   48                Vice President and Controller of the
                                                           Company;  Senior Vice President and
                                                           Controller of the Association

-------------------
(1)  As of December 31, 1997.

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

     Gregg P. Goossens joined the Association in 1977 and is the Executive Vice President in charge of lending. Mr. Goossens also is Executive Vice President of the Company and is Secretary of Westco, Inc. Mr. Goossens has a B.S. degree from the University of Illinois and an M.S.B.A. degree from DePaul University.

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

Item 2. Properties.
------------------

     The Association conducts its business through its main office and a limited service branch office, both of which are located in Westchester, Illinois. The Company believes that the Association's current facilities are adequate to meet the present and immediately foreseeable needs of the Association and the Company.



                                                                 Net               Leased
                                           Date              Book Value at           or
Location                                 Acquired          December 31, 1997        Owned
--------                                 --------          -----------------        ----
Main Office (1)                            1963               $1,104,000            Owned
2121 S. Mannheim Road
Westchester, Illinois  60154

Limited Service Office                     1978                  507,000            Owned
10551 W. Cermak Road
Westchester, Illinois  60154

Total net book value                                          $1,611,000
                                                              ==========

--------------------
(1) The Association also owns property at 2103 S. Mannheim Road, Westchester, Illinois 60154, with a net book value of $164,000, which is leased to a fast food franchise until November 1998.


Item 3. Legal Proceedings.
-------------------------

     The Association is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are not expected to have a material adverse effect on the Association's results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

          Information relating to the market for Registrant's common equity and related stockholder matters appears under "Corporate Information" on page 36 and the information concerning restrictions on dividends appears in Note 15 to the Notes to Consolidated Financial Statements on page 32 in the Registrant's 1997 Annual Report to Stockholders and are incorporated herein by reference.

Item 6.  Selected Financial Data.
---------------------------------

          The above-captioned information appears under "Selected Consolidated Financial Data and Other Data of the Company" in the Registrant's 1997 Annual Report to Stockholders on page 4 and 5 and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations.
----------------------

          The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Stockholders on pages 6 through 14 and is incorporated herein by reference.

Items 7A.  Quantitative and Qualitative Disclosure About Market Risks.
---------------------------------------------------------------------

          The above captioned information appears under the heading "Market Risk Sensitivity" in the Registrant's 1997 Annual Report to Stockholders on pages 7 through 9 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

          The Consolidated Financial Statements of Westco Bancorp, Inc. and its subsidiaries, together with the report thereon by Cobitz, VandenBerg & Fennessy appears in the Registrant's 1997 Annual Report to Stockholders on pages 15 through 35 and are incorporated herein by reference.

Item 9.  Change In and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

          None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

          The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1998, at pages 4 through 5. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G.

Item 11. Executive Compensation.
--------------------------------

          The information relating to executive compensation and directors' compensation (excluding the Compensation Committee Report and Stock Performance Graph) is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1998, at pages 5 and 7 and pages 11 through 14.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

          The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1998, at pages 4 through 5.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

          The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1998, at page 14.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

(a)     The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders.
                                                                          PAGE

      Independent Auditors' Report.....................................    15

      Consolidated Statements of Financial Condition,
         December 31, 1997 and 1996....................................    16

      Consolidated Statements of Income for the
         Years Ended December 31, 1997, 1996 and 1995..................    17

      Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 1997, 1996 and 1995..........    18

      Consolidated Statements of Cash Flows for the
         Years Ended December 31, 1997, 1996 and 1995..................    19

      Notes to Consolidated Financial Statements.......................    20-35

     The remaining information appearing in the 1997 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

       (3)     Exhibits

          (a)   The following exhibits are filed as part of this report.

                3.1  Certificate of Incorporation of Westco Bancorp, Inc.*
                3.2  Bylaws of Westco Bancorp, Inc.*
                4.0  Stock Certificate of Westco Bancorp, Inc.*
                10.2 First Federal Savings and Loan Association of Westchester
                     Recognition and Retention Plans and Trusts**
                10.3 Westco Bancorp, Inc. 1992 Incentive Stock Option Plan**
                10.4 Westco Bancorp, Inc. 1992 Stock Option Plan for Outside
                     Directors**
                10.5 First Federal Savings and Loan Association of
                     Westchester Employee Severance Compensation Plan*
                10.6 (a) Form of Employment Agreements between First Federal Savings and Loan Association of Westchester and David
                          C. Burba, Richard A. Brechlin and Gregg P. Goossens*
                     (b) Form of Employment Agreements between Westco Bancorp, Inc. and David C. Burba, Richard A. Brechlin and Gregg
                          P. Goossens*
                10.7 (a) Form of Special Termination Agreements between First Federal Savings and Loan Association of Westchester and Rosalyn M. Lesak, Kenneth J. Kaczmarek, Roberta Sramek and Mary S. Suffi*
                     (b) Form of Special Termination Agreements between Westco Bancorp, Inc. and Rosalyn M. Lesak, Kenneth J. Kaczmarek, Roberta Sramek and Mary S. Suffi*
                10.9 Amendment to the First Federal Savings and Loan Association
                     of Westchester Supplemental Executives' Retirement Plan ***
               10.10 (a)  Executive Salary Continuation Plan between First
                          Federal Savings and Loan Association of Westchester and David C. Burba****
                     (b) Executive Salary Continuation Plan between First Federal Savings and Loan Association of Westchester and Richard A. Brechlin and Gregg P. Goossens ****
               11.0  Computation of earnings per share (filed herewith)
               13.0  Portions of the 1997 Annual Report to Stockholders
                     (filed herewith)
               21.0 Subsidiary information is incorporated herein by reference to "Part I -Subsidiaries"
               23.0  Consent of Cobitz, VandenBerg and Fennessy (filed herewith)

               27.0  Financial Data Schedule (filed herewith)

        (b)    Reports on Form 8-K
               None

               -----------------
               * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on March 23, 1992, as amended and declared effective on and any post-effective amendments thereto, Registration No. 33-46441.

               ** Incorporated herein by reference into this document from the Exhibits to the Proxy Statement filed on August 31, 1992 for the Special Meeting of Stockholders held on September 27, 1992.

               *** Incorporated herein by reference into this document from the Exhibits to Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on March 25, 1996.

               **** Incorporated herein by reference into this documents from the Exhibits to Form 10-K for the fiscal year ended December 31, 1996, filed with the SEC on March 21, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1998                       By:  /s/ David C. Burba
                                                 ---------------------------------
                                                 David C. Burba
                                                 Chief Executive Officer, President
                                                   and Chairman of the Board

Date:  March 31, 1998                       By:  /s/ Richard A. Brechlin
                                                 ---------------------------------
                                                 Richard A. Brechlin
                                                 Chief Financial Officer, Executive
                                                   Vice President and Treasurer

Date:  March 31, 1998                       By:  /s/ Kenneth J. Kaczmarek
                                                 ---------------------------------
                                                 Kenneth J. Kaczmarek
                                                 Chief Accounting Officer,
                                                 Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ David C. Burba                  Chief Executive Officer,                       March 31, 1998
-------------------------            President and
David C. Burba                       Chairman of the Board



/s/ Rosalyn M. Lesak                Director                                       March 31, 1998
-------------------------
Rosalyn M. Lesak


/s/ James E. Dick                   Director                                       March 31, 1998
-------------------------
James E. Dick


/s/ Edward A. Matuga                Director                                       March 31, 1998
-------------------------
Edward A. Matuga



/s/ Thomas J. Nowicki               Director                                       March 31, 1998
-------------------------
Thomas J. Nowicki


/s/ Robert E. Vorel, Jr.            Director                                       March 31, 1998
-------------------------
Robert E. Vorel, Jr.