Form 10-Q
period 1998-03-31
WESTCO BANCORP INC
filed 1998-05-15
CIK 885413

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.


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

                      Yes  (X)          No  ( )

     As of May 7, 1998, the Registrant had 2,465,013 shares of Common stock issued and outstanding.

                             WESTCO BANCORP, INC.



Part I.   FINANCIAL INFORMATION                                        Page


     Item 1.  Financial Statements

            Consolidated Statement of Financial Condition
             March 31, 1998 (Unaudited) and December 31, 1997            1

            Consolidated Statement of Income, Three Months
             Ended March 31, 1998 and 1997 (Unaudited)                   2

            Consolidated Statement of Changes in Stockholders'
             Equity, Three Months Ended March 31, 1998 (Unaudited)       3

            Consolidated Statement of Cash Flows, Three Months Ended
             March 31, 1998 and 1997 (Unaudited)                         4

            Notes to Unaudited Consolidated Financial Statements         5

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     6 - 9

     Item 3.  Quantitative and Qualitative Discussion About
               Market Risk                                               9

Part II.  OTHER INFORMATION                                             10

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                March 31,    December 31,
                                                  1998           1997
                                              -------------  -------------
                                               (Unaudited)

Assets
------
Cash and amounts due from
   depository institutions                    $  5,967,608      3,797,551
Interest-bearing deposits                        6,906,597     10,158,974
                                              ------------    -----------
     Total cash and cash equivalents            12,874,205     13,956,525
Investment securities held for investment
   (market value of $55,864,244 at
    March 31, 1998 and $53,973,913 at
    December 31, 1997)                          55,863,131     53,968,243
Investment securities held for trade             1,618,172      1,462,220
Loans receivable, net                          242,272,818    240,097,597
Real estate owned                                        -              -
Stock in Federal Home Loan Bank of Chicago       1,997,000      1,997,000
Office properties and equipment, net             2,089,969      2,091,639
Accrued interest receivable                      1,473,586      1,476,004
Prepaid expenses and other assets                  941,491        894,505
                                              ------------    -----------
     Total assets                              319,130,372    315,943,733
                                              ============    ===========
Liabilities and Stockholders' Equity
----------- --- ------------- ------

Deposits                                       261,692,362    259,610,699
Advance payments by borrowers for taxes
   and insurance                                 2,829,262      3,183,539
Other liabilities                                5,332,526      4,562,544
                                              ------------    -----------
     Total liabilities                         269,854,150    267,356,782
                                              ------------    -----------
Stockholders' Equity:
   Common Stock                                     35,251         35,216
   Additional paid-in capital                   23,049,597     23,020,242
   Retained earnings                            42,338,780     41,583,949
   Treasury stock                              (15,836,335)   (15,679,170)
   Common stock acquired by ESOP                  (311,071)      (373,286)
                                              ------------    -----------
     Total stockholders' equity                 49,276,222     48,586,951
                                              ------------    -----------
     Total liabilities and
        stockholders's equity                 $319,130,372   $315,943,733
                                               ===========    ===========

  ($.01 par value; 5,000,000 shares authorized; 3,521,570 shares issued and 2,462,253 shares outstanding at March 31, 1998; and 3,525,070 shares issued and 2,464,353 shares outstanding at December 31, 1997)

See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                    Three Months Ended March 31,
                                                        1998            1997
                                                    ------------    ------------
                                                             (Unaudited)

Interest Income:
   Interest on loans                                   $4,961,921      4,682,417
   Interest on investment securities                      782,299        950,837
   Interest on interest-bearing deposits                  129,724        107,335
   Dividends on investments held for trade                  5,993          2,730
   Dividends on FHLB stock                                 32,622         31,133
                                                       ----------      ---------
     Total interest income                              5,912,559      5,774,452
                                                       ----------      ---------

Interest expense:
   Interest on deposits                                 3,197,536      3,069,408
                                                       ----------      ---------
     Total interest expense                             3,197,536      3,069,408
                                                       ----------      ---------

     Net interest income                                2,715,023      2,705,044
                                                       ----------      ---------

Non-interest income:
   Loan fees and service charges                           71,709         60,420
   Commission income                                       53,030         69,369
   Gain (loss) on sale of trading securities               85,900         21,280
   Unrealized gain (loss) on trading securities            56,422          3,414
   Other income                                            64,537         57,537
                                                       ----------      ---------
     Total non-interest income                            331,598        212,020
                                                       ----------      ---------
Non-interest expense:
   Staffing costs                                         768,231        810,438
   Advertising                                             32,480         32,475
   Occupancy and equipment expenses                       116,867        125,959
   Data processing                                         61,441         58,156
   Federal deposit insurance premiums                      40,500         41,400
   Other                                                  190,127        159,898
                                                       ----------      ---------
     Total non-interest expense                         1,209,646      1,228,326
                                                       ----------      ---------

Income before income taxes                              1,836,975      1,688,738
   Provision for income taxes                             660,269        610,100
                                                       ----------      ---------
     Net income                                        $1,176,706      1,078,638
                                                       ==========      =========

Earnings per share - basic                                   $.48            .42
Earnings per share - diluted                                 $.44            .39

Dividends declared per common share                          $.17            .15

See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity
                 Three Months Ended March 31, 1998 (Unaudited)

                               Additional                         Stock
                      Common    Paid-In   Retained   Treasury    Acquired
                      Stock     Capital   Earnings    Stock       By ESOP    Total
                     --------  ---------- --------   --------    --------  ----------
Balance at
 December 31, 1997    $35,216 23,020,242 41,583,949 (15,679,170) (373,286) 48,586,951

Net income                                1,176,706                         1,176,706

Adjustments to
 determine
 comprehensive income                             0                                 0
                                         ----------                        ----------
Comprehensive income                      1,176,706                         1,176,706
Purchase of
 treasury stock
 (6,000 Shares)                                        (163,125)             (163,125)

Exercise of
 stock options             35     23,310     (3,292)      5,960                26,013

Tax benefit related
 to employee stock
 plan                              6,045                                        6,045

Contribution to
 fund ESOP                                                         62,215      62,215

Dividend declared
 on common stock                           (418,583)                         (418,583)
                       ------ ---------- ----------  ----------   -------  ----------
                      $35,251 23,049,597 42,338,780 (15,836,335) (311,071) 49,276,222
                       ====== ========== ==========  ==========   =======  ==========



See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows



                                                          Three Months Ended March 31,
                                                          1998                  1997
                                                      ------------          -----------
Cash flows from operating activities:                             (Unaudited)
 Net income                                           $  1,176,706            1,078,638
 Adjustments to reconcile net income to net cash
  from operating activities:
 Depreciation                                               44,768               49,069
 Amortization of premiums and discounts
  on investment securities - net                           (39,243)             (35,150)
 Amortization of cost of stock benefit plans                62,215              124,885
 (Gain) loss on sale of trading securities                 (85,900)             (75,721)
 Unrealized (gain) loss on trading securities              (56,422)              (3,414)
 Purchase of trading securities                         (1,275,027)            (920,827)
 Proceeds from sale and redemption of
   trading securities                                    1,261,397              862,724
 Decrease in deferred income                               (80,979)             (64,486)
 Increase in current & deferred federal income tax         635,174              318,015
 Decrease in interest receivable                             2,418               15,539
 Increase (Decrease) in interest payable                     5,054               (2,916)
 Change in prepaid and accrued items, net                   89,170             (684,744)
                                                      ------------          -----------
Net cash provided by operating activities                1,739,331              661,612
                                                      ------------          -----------
Cash flows from investing activities:
 Proceeds from maturities of investments                13,000,000           15,193,003
 Purchase of investment securities                     (14,855,645)          (8,823,680)
 Disbursements for loans                               (15,807,994)         (13,314,170)
 Loan repayments                                        13,713,752           10,327,882
 Property and equipment expenditures                       (43,098)             (41,675)
                                                      ------------          -----------
Net cash (used in) provided by investing activities     (3,992,985)           3,341,360
                                                      ------------          -----------
Cash flows from financing activities:
 Proceeds from exercise of stock options                    26,013               28,676
 Deposit account receipts                               63,845,739           59,713,801
 Deposit account withdrawals                           (64,668,319)         (63,365,522)
 Interest credited to deposit accounts                   2,904,243            2,793,159
 Decrease in advance payments for borrowers
  for taxes and insurance                                 (354,277)            (308,602)
 Payment of dividends                                     (418,940)            (385,058)
 Purchase of treasury stock                               (163,125)            (453,125)
                                                      ------------          -----------
Net cash provided by (for) financing activities          1,171,334           (1,976,671)
                                                      ------------          -----------
Net change in cash and cash equivalents                 (1,082,320)           2,026,301
Cash and cash equivalents at beginning of period        13,956,525           11,389,326
                                                      ------------          -----------
Cash and cash equivalents at end of period            $ 12,874,205           13,415,627
                                                      ============          ===========
Cash paid during the period for:
 Interest                                             $  3,196,283            3,076,125
 Income taxes                                               25,095                    -
Non-cash transfer of loans to real estate owned       $       -                 113,636
See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                         Notes to Financial Statements


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore, do not include information or footnotes necessary for fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.


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


Note D - Stock Repurchase

Since the June, 1992 conversion, the Company's Board of Directors has approved seven separate stock repurchase programs. The current stock repurchase program permits the repurchase of up to 200,000 shares; and, as of April 30, 1998, 54,040 shares remain to be repurchased in the open market.

Note E - Earnings Per Share

Earnings per share are determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. Earnings per share data for 1997 have been restated for comparative purposes to reflect the implementation of Statement of Financial Accounting Standards No. 128.

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

     The Association is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Association has historically maintained a high level of liquid assets. At March 31, 1998, the Association's liquidity ratio was 36.4%.

     The Company maintains a large part of the assets in overnight deposits and a laddered portfolio of U.S. Treasury and Agency securities. This strategy results in a relatively short weighted average maturity of these assets. At March 31, 1998, these investments totalled $62.8 million, or 19.7% of assets, with a weighted average life of approximately 7.5 months. At December 31, 1997, these investments totalled $64.1 million, or 20.3% of assets, with a weighted average life of approximately 8 months.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities, as well as the slope of the yield curve, during any given period. At March 31, 1998, cash and cash equivalents totalled $12.9 million.

     The primary investing activity of the Company is the origination of mortgage loans. During the three months ended March 31, 1998 and 1997, the Company disbursed loans in the amounts of $15.8 million and $13.3 million, respectively. Other investing activities include the purchase of investment securities, which totalled $14.9 million for the three months ended March 31, 1998 and $8.8 million for the three months ended March 31, 1997. These activities in 1998 were funded primarily by principal repayments on loans totalling $13.7 million and maturities of investment securities totalling $13.0 million. The three month activity for 1997 was funded by principal repayments on loans and maturities of investment securities in the amounts of $10.3 million and $15.2 million respectively.

     At March 31, 1998, the Company had outstanding loan commitments of $3.7 million. There were no commitments to purchase loans at that date. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1998 totalled $100.6 million. Management believes that a significant portion of such deposits will remain with the Company.

     The regulatory standards of the OTS impose the following capital requirements: a risk based capital standard expressed as a percent of risk based assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets.

     As of March 31, 1998, the Association exceeded all regulatory capital standards.

        Capital requirements, ratios and balances are as follows (in thousands):

                                         Actual   Required Actual   Excess
                              Capital    Capital  Capital  Capital  Capital
                              Required   Ratio     Amount  Amount   Amount
                              --------   -------  -------- -------  -------
At December 31, 1997:
     Tangible                   1.5%      13.1%    $4,635  $41,502  $36,867
     Core                       3.0       13.1      9,270   41,502   32,232
     Risk Based:
        Tier I (core)           4.0       30.0      5,761   41,502   35,741
        Total                   8.0       30.5     11,523   42,230   30,707

At March 31, 1998:
     Tangible                   1.5%      13.7%    $4,690  $42,676  $37,986
     Core                       3.0       13.7      9,379   42,676   33,297
     Risk Based:
        Tier I (core)           4.0       29.5      5,780   42,676   36,896
        Total                   8.0       30.0     11,560   43,404   31,844

CHANGE IN FINANCIAL CONDITION OVER THE THREE MONTHS ENDED MARCH 31, 1998:
------ -- --------- --------- ---- --- ----- ------ ----- ----- --- ----

     Total assets increased $3.2 million, or 1.0%, to $319.1 million at March 31, 1998 from $315.9 million at December 31, 1997. This increase is primarily attributable to an increase in savings deposits of $2.1 million and an increase in other liabilities of $800,000.

     Net loans receivable increased $2.1 million, or 0.9%, to $242.3 million from $240.1 million at December 31, 1997 as loan principal disbursements exceeded loan repayments. Loans disbursed totalled $15.8 million, for the three months ended March 31, 1998, while loan repayments totalled $13.7 million.

     Investment securities increased $1.9 million, or 3.5%, to $55.9 million at March 31, 1998 from $54.0 million at December 31,1997. Cash and cash equivalents totalled $12.9 million at March 31, 1998 compared to $14.0 million at December 31, 1997.Investments held for trading increased $156,000 to $1.6 million at March 31, 1998 from $1.5 million at December 31, 1997.

     Savings deposits increased $2.1 million, or 0.8%, to $261.7 million at March 31, 1998 from $259.6 million at December 31, 1997. The Company experienced a net deposit outflow of $823,000 (before interest credited) for the three month period ended March 31, 1998. Management believes this net outflow occurred primarily as a result of withdrawals made by depositors for real estate tax and income tax payment purposes and the movement of funds by some depositors to perceived higher returns in the stock market.

     The balance of non-performing loans, totalling $1.4 million at March 31, 1998, increased $650,000, or 59.7%, from $786,000 at December 31, 1997 due to the additional delinquency of residential loans to four borrowers with the largest of these loans totalling $249,000. The ratio of non-performing loans to total loans was 0.59% at March 31, 1998 compared to 0.33% at December 31, 1997. Net of a $175,000 specific valuation reserve carried against a $318,000 loan secured by a 36 unit apartment building, management believes that these loans are adequately secured by the underlying real estate. Non-performing loans represented all of the Company's non-performing assets at both March 31, 1998 and December 31, 1997. The Company's allowance for loan losses totalled $902,800 at March 31, 1998, and there were no additions, charge-offs or recoveries during the quarter.

During 1992, the Association's ESOP borrowed $1,840,000 from an unrelated third party to fund the Association's ESOP plan which was established in connection with the conversion. During 1993, Westco Bancorp, Inc. refinanced this loan on essentially the same terms as the original lender. The March 31, 1998 balance of $311,000 is eliminated in the consolidation of the Company's financial statements.

     Retained earnings increased $755,000, or 1.8%, to $42.3 million as a result of earnings for the three month period ended March 31, 1998 and the declaration of a dividend payment to stockholders during the quarter ended March 31, 1998. Stockholders' equity totalled $49.3 million or 15.4% of total assets at March 31, 1998, and the book value per common share outstanding was $20.01. On April 27, 1998, with the approval of its Board of Directors and the OTS 1st Federal Savings and Loan Association of Westchester paid a dividend in the amount of $4.7 million to the parent company.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998
---------- -- --------- ------- --- --- ----- ------ ----- ----- --- ----
AND MARCH 31, 1997:
--- ----- --- ----

     Net income for the quarter ended March 31, 1998 increased $98,000, or 9.1%, to $1.2 million from $1.1 million for the quarter ended March 31, 1997. In the quarter ended March 31, 1998 net interest income increased $10,000, or 0.4%, due primarily to the increase in invested assets. The Company's net interest spread decreased for the quarter ended March 31, 1998 to 2.75% from 2.85% for the quarter ended March 31, 1997. The Company's net interest margin for the first quarter of 1998 decreased to 3.55% from 3.62% for the first quarter of 1997. Management cannot predict the affects changes in the Federal Reserve's monetary policy may have on the Company's interest margin and spread, because those changes, if any, are not yet known.

     During the three months ended March 31, 1998 and March 31, 1997 no additional provision for loan losses was made based upon (1) the absence of any extraordinary asset quality problems, (2) the current level of general loan loss reserves, and (3) management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions. Likewise, there were no charge offs or recoveries during the quarter.

     Non-interest income for the first quarter of 1998 increased $120,000 over the same quarter in 1997 primarily as a result of both realized and unrealized gains in 1998 of $142,000 as compared to gains of $25,000 which occurred in 1997. These gains, along with a $12,000 increase in loan fees and service charges and a $7,000 increase in miscellaneous income, were offset by a decrease of $16,000 in commissions on insurance and investment products.

     Non-interest expense decreased $19,000, or 1.5%, for the three months ended March 31, 1998 to $1.21 million from the $1.33 million for the three months ended March 31, 1997. This decrease resulted from a $48,000 decrease in benefit plan costs, a $9,000 decrease in officer expenses and a $9,000 decrease in office occupancy and equipment expenses. These decreases were offset by a $15,000 increase in salaries, a $12,000 increase in legal expenses and a $20,000 increase in other operating expenses.

IMPACT OF NEW ACCOUNTING STANDARDS
------ -- --- ---------- ---------

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 alters current disclosure requirements regarding pensions and other postretirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15, 1997 with earlier application available.

     The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

THRIFT RECHARTERING LEGISLATION
------ ------------ -----------

     The Deposit Insurance Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Congress is currently considering legislation which addresses this issue, including a proposal to eliminate the federal thrift charter, as well as others which deal with the modernization of the banking industry. Management cannot predict whether such legislation will be enacted or the extent to which any legislation would affect the Company's operations.

YEAR 2000 ANALYSIS
---- ---- --------

     The Company, including its subsidiaries, does not own or use proprietary software. The Association has a contract with NCR Corporation for data processing services on savings and loan accounts, and NCR, as well as vendors supplying software for other internal uses, has assured the Company that all systems will be Year 2000 Compliant by mid-1999. Intermediate testing and an exam by the Office of Thrift Supervision are scheduled during the second quarter of 1998,

     Management does not expect the total cost to become Year 2000 compliant to be significant.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK
-------  ------------ --- ----------- ---------- ----- ------ ----

     The Company's financial instrument assets and liabilities are subject to varying degrees of actual or theoretical market risk. The only significant exposure of these instruments results from the interest rate risk embedded in them based upon their contractual terms.

     As of December 31, 1997, an OTS analysis of the Association's estimated interest rate risk, as measured by changes in the Net Portfolio Value of the Association's financial assets and liabilities for instantaneous and sustained parallel shifts in interest rates, indicated that the Net Portfolio Value would decrease 14% (essentially the same as the previous quarter) and 31% for 200 and 400 basis point increases in interest rates respectively and increase 6% and 12% for 200 and 400 basis point decreases in interest rates respectively, compared to 4% and 11% respectively for the previous quarter.

     The Board of Directors has established parameters for monitoring the Association's interest rate risk.

                          PART II - OTHER INFORMATION

                              WESTCO BANCORP, INC.

Item 1.   LEGAL PROCEEDINGS
          ----- -----------

     From time to time, the Association is a party to legal proceedings in the ordinary course of business. The Company and the Association are not engaged in any legal proceedings of a material nature at the present time.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - Not applicable
          ------- -- ---------- --- --- -- --------

Item 3.   DEFAULTS UPON SENIOR SECURITIES - Not applicable
          -------- ---- ------ ----------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------- -- ------- -- - ---- -- -------- -------

     The following items were presented to shareholders at the Company's Annual Meeting on April 21, 1998:

     1. The election of James E. Dick and Robert E. Vorel, Jr. to serve as directors for terms of three years or until successors have been elected and qualified.

     2. The ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending December 31, 1998.

     Both of the above items were approved by shareholders at the meeting. The election of James E. Dick was approved by a vote of 2,166,683 in favor and 1,906 withheld. The election of Robert E. Vorel, Jr. was approved by a vote of 2,166,683 in favor and 1,906 withheld. The appointment of Cobitz, VandenBerg & Fennessy was ratified by a vote of 2,167,352 in favor, 637 against, and 600 abstaining. In the ratification of the auditor appointment, there were no broker non-votes. The continuing directors are David C. Burba, Rosalyn M. Lesak, Edward A. Matuga and Thomas J. Nowicki.

Item 5.   OTHER INFORMATION
          ----- -----------

STOCK OPTIONS EXERCISED BY OTHERS

     During the first quarter of 1998, in accordance with the provisions of the Westco Bancorp, Inc. 1992 Incentive Stock Option Plan, which was approved by a vote of the shareholders on September 29, 1992, Vice President Kenneth J. Kaczmarek exercised 3,500 Common Stock options of the options granted to him on June 26, 1992, Vice President & Secretary Mary S. Suffi exercised 400 Common Stock options of the options granted to her on June 26, 1992 and one retiree exercised 2,760 Common Stock options of the options granted to her on June 26, 1992.

STOCK REPURCHASE PROGRAM

     The Company began its seventh common stock repurchase plan in February, 1998. Under the terms of the repurchase plan, as approved by the Board of Directors, up to 200,000 shares may be repurchased. As of April 30, 1998, 145,960 shares had been repurchased.

COMMON STOCK SHARES OUTSTANDING

     As a result of the exercise of options and shares repurchased in accordance with the repurchase plan previously described, the number of common shares outstanding on May 7, 1998 totalled 2,465,013 shares.

                          PART II - OTHER INFORMATION
                                  (Continued)
                             WESTCO BANCORP, INC.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        -------- --- ------- -- ---- ---

          (a)  The following exhibits are filed as part of this report:

          3.1  Certificate of Incorporation of Westco Bancorp, Inc.*
          3.2  Bylaws of Westco Bancorp, Inc.*
          4.0  Stock Certificate of Westco Bancorp, Inc.*
         10.1 Amended and Restated Employment Agreement between David C. Burba and the Company (filed herewith)
         10.2 Amended and Restated Employment Agreement between Gregg P. Goossens and the Company (filed herewith)
         10.3 Amended and Restated Employment Agreement between Richard A. Brechlin and the Company (filed herewith)
         10.4  Amended and Restated Employment Agreement between
               David C. Burba and the Bank (filed herewith)
         10.5  Amended and Restated Employment Agreement between
               Gregg P. Goossens and the Bank (filed herewith)
         10.6 Amended and Restated Employment Agreement between Richard A. Brechlin and the Bank (filed herewith)
         10.7 Amended and Restated Supplemental Executives' Retirement Plan (filed herewith)
         11.0  Computation of earnings per share (filed herewith)
         27.0  Financial Data Schedule (filed herewith)

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


                                         WESTCO BANCORP, INC.

                                         -------------------------
                                              Registrant


DATE:  May 15, 1998                 BY:  /s/ David C. Burba
                                         -------------------------
                                         President,
                                         Chief Executive Officer


DATE:  May 15, 1998                 BY:  /s/ Richard A. Brechlin
                                         -------------------------
                                         Executive Vice President and Treasurer,
                                         Chief Financial Officer


DATE:  May 15, 1998                 BY:  /s/ Kenneth J. Kaczmarek
                                         -------------------------
                                         Vice President,
                                         Chief Accounting Officer