Form 10-Q
period 1998-06-30
WESTCO BANCORP INC
filed 1998-07-31
CIK 885413

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________  to  _________

                        Commission File Number  0-19985

                             WESTCO BANCORP, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                         36-3823760
        --------                                         ----------
(State or other jurisdiction                          I.R.S. Employer
    of incorporation or                                Identification
      organization)                                       Number


2121 South Mannheim Road, Westchester, Illinois         60154
------------------------------------------------      ----------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:   (708) 865-1100
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

                           Yes  (X)          No  ( )

     As of July 24, 1998, the Registrant had 2,486,263 shares of Common stock and outstanding.

                             WESTCO BANCORP, INC.


Part I.   FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

            Consolidated Statements of Financial Condition
               June 30, 1998 (Unaudited) and December 31, 1997              1

            Consolidated Statements of Income, Three and Six Months
               Ended June 30, 1998 and 1997 (Unaudited)                     2

            Consolidated Statement of Changes in Stockholders' Equity,
               Six Months Ended June 30, 1998 (Unaudited)                   3

            Consolidated Statements of Cash Flows, Six Months Ended
               June 30, 1998 and 1997 (Unaudited)                           4

            Notes to Consolidated Financial Statements                      5

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        6 - 10

     Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                                 11

Part II.  OTHER INFORMATION                                                12

EXHIBIT 11.0 - Computation of Earnings per Share

EXHIBIT 27.0 - Financial Data Table

                      WESTCO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                    June 30,       December 31,
                                                      1998             1997
                                                  -------------    ------------
                                                   (Unaudited)
Assets
------

Cash and amounts due from
  depository institutions                         $   3,190,286       3,797,551
Interest-bearing deposits                            20,928,739      10,158,974
                                                  -------------    ------------
     Total cash and cash equivalents                 24,119,025      13,956,525

Investment securities (market value of
  $44,056,875 at June 30, 1998 and
  $53,973,913 at December 31, 1997)                  44,068,908      53,968,243
Investment securities held for trade                  2,058,148       1,462,220
Loans receivable, net                               243,462,827     240,097,597
Real estate owned                                          -               -
Stock in Federal Home Loan Bank of Chicago            2,080,500       1,997,000
Office properties and equipment, net                  2,083,771       2,091,639
Accrued interest receivable                           1,341,684       1,476,004
Prepaid expense and other assets                      1,080,314         894,505
                                                  -------------    ------------
     Total assets                                   320,295,177     315,943,733
                                                  =============    ============

Liabilities and Stockholders' Equity
----------- --- ------------- ------

Deposits                                            260,433,989     259,610,699
Advance payments by borrowers for taxes
  and insurance                                       3,374,527       3,183,539
Other liabilities                                     6,315,742       4,562,544
                                                  -------------    ------------
     Total liabilities                              270,124,258     267,356,782
                                                  -------------    ------------
Stockholders' Equity:
  Common stock ($0.01 par value: 5,000,000 shares        35,251          35,216
     authorized; 3,525,070 shares issued and
     2,486,263 shares outstanding at June 30, 1998;
     3,521,570 shares issued and 2,464,353 shares
     outstanding at December 31, 1997)
  Additional paid-in capital                         23,086,613      23,020,242
  Retained earnings                                  42,776,498      41,583,949
  Treasury stock (1,038,807 shares at June 30, 1998
     1,057,217 shares at December 31, 1997)         (15,478,586)    (15,679,170)
  Common stock acquired by ESOP                        (248,857)       (373,286)
                                                  -------------    ------------
     Total stockholders' equity                      50,170,919      48,586,951
                                                  -------------    ------------
     Total liabilities and stockholders' equity   $ 320,295,177     315,943,733
                                                  =============    ============

See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                      1998       1997        1998        1997
                                  -----------  ---------  ----------  ----------
Interest income:
  Interest on loans               $ 5,094,525  4,881,062  10,056,446   9,563,479
  Interest on investments             722,026    861,870   1,504,325   1,812,707
  Interest on interest-bearing
    deposits                          197,706    127,042     327,430     234,377
  Dividends on securities
    held for trade                      8,721      1,528      14,714       4,258
  Dividends on FHLB stock              34,364     33,300      66,986      64,433
                                  -----------  ---------  ----------  ----------
     Total interest income          6,057,342  5,904,802  11,969,901  11,679,254
                                  -----------  ---------  ----------  ----------
Interest expense:
  Interest on deposits              3,243,013  3,113,511   6,440,549   6,182,919
                                  -----------  ---------  ----------  ----------
     Total interest expense         3,243,013  3,113,511   6,440,549   6,182,919
                                  -----------  ---------  ----------  ----------
     Net interest income            2,814,329  2,791,291   5,529,352   5,496,335
                                  -----------  ---------  ----------  ----------
Non-interest income:
  Loan fees and service charges        67,061     76,367     138,770     136,787
  Commission income                    76,739     67,261     129,769     136,630
  Unrealized gain (loss) on
    trading account securities        (89,650)    20,372     (33,228)     22,786
  (Loss) Gain on sale of trading
    account securities                 (9,649)    49,731      76,251      72,011
  Other income                         62,374     61,161     126,911     118,698
                                  -----------  ---------  ----------  ----------
     Total non-interest income        106,875    274,892     438,473     486,912
                                  -----------  ---------  ----------  ----------
Non-interest expense:
  Staffing costs                      786,417    820,556   1,554,648   1,630,994
  Advertising                          31,857     43,725      64,337      76,200
  Occupancy & equipment expense       115,616    125,123     232,483     251,082
  Data processing                      52,313     51,082     113,754     109,238
  Federal deposit insurance
    premiums                           40,500     41,400      81,000      82,800
  Other                               253,316    167,286     443,443     327,184
                                  -----------  ---------  ----------  ----------
     Total non-interest expense     1,280,019  1,249,172   2,489,665   2,477,498
                                  -----------  ---------  ----------  ----------
Income before taxes                 1,641,185  1,817,011   3,478,160   3,505,749
  Provision (benefit) for
    income taxes                      583,200    664,000   1,243,469   1,274,100
                                  -----------  ---------  ----------  ----------
Net Income                        $ 1,057,985  1,153,011   2,234,691   2,231,649
                                  ===========  =========  ==========  ==========
Earnings per share-primary        $       .43        .47         .91         .89
Earnings per share-fully diluted  $       .40        .43         .84         .82
Dividends declared per common
  share                           $       .17        .15         .34         .30

See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity
                  Six Months Ended June 31, 1998 (Unaudited)

                                      Additional                                    Stock
                            Common     Paid-In       Retained       Treasury       Acquired
                            Stock      Capital       Earnings        Stock         by ESOP       Total
                           -------    ----------    ----------    ------------    ---------    ----------
Balance at December
  31, 1997                 $35,216    23,020,242    41,583,949     (15,679,170)    (373,286)   48,586,951

Net income                                           2,234,691                                  2,234,691
Adjustments to determine
 comprehensive income                                        0                                          0
                                                    ----------                                 ----------
 Comprehensive income                                2,234,691                                  2,234,691
Purchase of Treasury stock
 (6,000 shares)                                                       (163,125)                  (163,125)
Exercise of stock options       35        23,310      (200,894)        363,709                    186,160
Tax benefit related to
 employee stock plan                      43,061                                                   43,061
Contribution to fund ESOP                                                           124,429       124,429
Dividend declared on
 common stock                                         (841,248)                                  (841,248)
                           -------    ----------    ----------    ------------    ---------    ----------
Balance at June 30, 1998   $35,251    23,086,613    42,776,498     (15,478,586)    (248,857)   50,170,919
                           =======    ==========    ==========    ============    =========    ==========

See notes to consolidated financial statements.

                      WESTCO BANCORP, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                   Six Months Ended   June 30,
                                                         1998           1997
                                                      -----------    ----------
Cash flows from operating activities:
  Net income                                         $  2,234,691     2,231,649
  Adjustments to reconcile net income to net
    cash from operating activities:
    Depreciation                                           88,635        98,138
    Amortization of premiums and discounts on
      investment securities - net                         (45,020)      (71,032)
    Amortization of cost of stock benefit plans           124,429       249,744
    (Gain) loss on sale of trading account securities     (76,251)     (126,452)
    Unrealized (gain)loss on trading account securities    33,228       (22,786)
    Proceeds from sales of trading account securities  (2,279,352)   (2,247,574)
    Purchase of trading account securities              1,726,447     2,236,715
    Decrease in deferred income on loans                 (226,637)     (153,506)
    (Decrease)increase in current and deferred
      federal income tax                                 (152,726)      579,174
    (Increase)decrease in interest receivable             134,320       139,158
    Increase(decrease) in interest payable                  5,567       (20,287)
    Change in prepaid and accrued items, net            1,753,884      (636,042)
                                                      -----------    ----------
Net cash provided by operating activities               3,321,215     2,256,899
                                                      -----------    ----------
Cash flows from investing activities:
  Proceeds from maturities of investment securities    24,800,000    27,643,003
  Purchase of investment securities                   (14,855,645)  (15,277,746)
  Purchase of Federal Home Loan Bank stock                (83,500)     (121,000)
  Disbursements for loans                             (37,705,109)  (31,784,088)
  Loan repayments                                      34,566,516    22,069,529
  Property and equipment expenditures                     (80,767)     (110,354)
                                                      -----------    ----------
Net cash provided for investing activities              6,641,495     2,419,344
                                                      -----------    ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                 186,160        90,440
  Deposit account receipts                            139,607,300   134,999,279
  Deposit account withdrawals                        (144,642,236) (139,636,170)
  Interest credited to deposit accounts                 5,858,226     5,612,102
  Increase in advance payment
    by borrowers for taxes and insurance                  190,988       254,358
  Payment of dividends                                   (837,523)     (768,175)
  Purchase of treasury stock                             (163,125)   (2,350,537)
                                                      -----------    ----------
Net cash provided by(for) financing activities            199,790    (1,798,703)
                                                      -----------    ----------
Net change in cash and cash equivalents                10,162,500     2,877,540
Cash and cash equivalents at beginning of period       13,956,525    11,389,326
                                                      -----------    ----------
Cash and cash equivalents at end of period           $ 24,119,025    14,266,866
                                                      ===========    ==========
Cash paid during the period for:
     Interest                                        $  6,442,584     6,203,206
     Income taxes                                       1,396,195       962,600
Non-cash investing activities:
     Transfer of loans to real estate owned          $       -          681,972


See notes to consolidated financial statements.

                      WESTCO BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

Note C - Stock Conversion and Stock Split

On February 13, 1992 the Board of Directors of First Federal Savings and Loan Association of Westchester approved a plan to convert from a federally chartered mutual savings association to a federally chartered stock savings association. The stock conversion plan included, as part of the conversion, the concurrent formation of a Holding Company. The stock offering of the Association's parent, Westco Bancorp, Inc. (the "Company") was closed on June 25, 1992 with the sale of 2,300,000 shares at $10.00 per share. The Company purchased all the shares of stock of the Association for $10,962,363 upon completion of its stock offering. May 17, 1997 a three for two stock split occurred with fractional shares being paid in cash.

Note D - Stock Repurchase

Since the June, 1992 conversion, the Company's Board of Directors has approved seven separate stock repurchase programs. The current stock repurchase program permits the repurchase of up to 200,000 shares; and, as of July 24, 1998, 54,040 shares remain to be repurchased in the open market.

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

                      Management's Discussions and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------- --- ------- ---------

     The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and proceeds from the maturity of investment securities. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition from various financial markets. The primary business activity of the Company, that of making conventional mortgage loans on residential housing, is likewise affected by economic conditions.

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Association has historically maintained a high level of liquid assets. At June 30, 1998, the Association's liquidity ratio was 34.4%.

     The Company maintains a significant part of the assets in overnight deposits and a portfolio of U.S. Treasury and Agency securities with "laddered" maturities. This strategy results in a relatively short weighted average maturity of these assets. At June 30, 1998, these investments totalled $65.0 million, 20.3% of assets, with a weighted average life of approximately 5 months. At December 31, 1997, these investments totalled $64.1 million, or 20.3% of assets, with a weighted average life of approximately 8 months.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1998, cash and cash equivalents totalled $24.1 million.

     The primary investing activity of the Company is the origination of mortgage loans. During the six months ended June 30, 1998 and 1997, the Company disbursed loans in the amounts of $37.7 million and $31.8 million, respectively. Other investing activities include the purchase of investment securities, which totalled $14.9 million for the six months ended June 30, 1998 and $15.3 million for the six months ended June 30, 1997. These activities in 1998 were funded primarily by principal repayments on loans totalling $34.6 million and maturities of investment securities totalling $24.8 million. The six month activity for 1997 was funded by principal repayments on loans and maturities of investment securities in the amounts of $22.1 million and $27.6 million respectively.

     At June 30, 1998, the Company had outstanding loan commitments of $11.2 million. At that same date, there were no commitments to purchase loans or investment securities. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1998 totalled $103.0 million. Management believes that a significant portion of such deposits will remain with the Company.

     The regulatory standards of the Office of Thrift Supervision impose the following capital requirements: a risk based capital standard expressed as a percent of risk based assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1998, the Association exceeded all regulatory capital standards.

     Capital requirements, ratios and balances are as follows:

                                      Actual    Required  Actual    Excess
                            Capital   Capital   Capital   Capital   Capital
                           Required   Ratio     Amount    Amount    Amount
 At December 31, 1997:     --------   -------   --------  -------   -------
      Tangible               1.5%     13.1%     $4,635    $41,502   $36,867
      Core                   3.0      13.1       9,270     41,502    32,232
      Risk Based:
        Tier I (core)        4.0      30.0       5,761     41,502    35,741
        Total                8.0      30.5      11,523     42,230    30,707

 At June 30, 1998:
      Tangible               1.5%     12.6%     $4,659    $39,171   $34,512
      Core                   3.0      12.6       9,319     39,171    29,852
      Risk Based:
        Tier I (core)        4.0      26.7       5,863     39,171    33,308
        Total                8.0      27.2      11,725     39,797    28,072

CHANGE IN FINANCIAL CONDITION OVER THE SIX MONTHS ENDED JUNE 30, 1998:
------ -- --------- --------- ---- --- --- ------ ----- ---- --- ----

     Total assets increased $4.4 million, or 1.4%, during the period to $320.3 million at June 30, 1998 from $315.9 million at December 31, 1997.

     Loans receivable increased $3.4 million, or 1.4%, to $243.5 million from $240.1 million at December 31, 1997. The increase is primarily a function of loan disbursements of $37.7 million offset by amortization and prepayments of $34.6 million. The growth in loans receivable reflects the continued demand for most types of loans to either purchase or refinance loans on one- to four-family residences due to the low interest rate environment. Since the beginning of the year, the Company has closed $1.9 million in residential construction loans, $1.1 million in permanent loans on residential property of five or more dwelling units and $2.6 million in permanent loans on non-residential properties. During the same period in 1997, the Company closed $2.0 million in construction loans and $4.5 million in loans on properties having five or more dwelling units, and $2.5 million on non-residential property.

     Investment securities decreased $9.9 million, or 18.3%, to $44.1 million at June 30, 1998 as additional funds from maturing investment securities were invested in overnight investments due to the flat yield curve. Cash and cash equivalents totalled $24.1 million at June 30, 1998 compared to $14.0 million at December 31, 1997 reflecting the temporary redeployment.

     Savings deposits increased $823,000, or 0.3%, to $260.4 million at June 30, 1998 from $259.6 million at December 31, 1997. The Company experienced a net deposit outflow of $5.0 million (before interest credited) for the six month period ended June 30, 1998.

     The balance of non-performing loans totalled $1.42 million at June 30, 1998, increasing $631,000, or 18.8%, from $786,000 at December 31, 1997. The increase is due primarily to the recurring delinquency of a group of approximately ten loans which fall behind in payments until foreclosure is threatened or begun at which time the loans are brought current. This fluctuation has been present in the Company's delinquencies over the past couple of years. The ratio of non-performing loans to total loans was 0.58% at June 30, 1998 compared to 0.33% at December 31, 1997.

     Non-performing loans represented all of the Company's non-performing assets at both June 30, 1998 and December 31, 1997. The ratio of non-performing assets to total assets was 0.44% and 0.25% at June 30, 1998 and December 31, 1997 respectively. The Company's allowance for loan losses totalled $902,800, or 63.7% of non-performing loans, at June 30, 1998. Included in this total is a $277,000 specific loan loss allowance on a 36 unit apartment building having an outstanding balance of $303,000.

     During 1992, the Association's ESOP borrowed $1,840,000 from an unrelated third party to fund the Association's ESOP plan which was established in connection with the conversion. During 1993, Westco Bancorp, Inc. refinanced this loan on essentially the same terms as the original lender. The June 30, 1998 balance of $249,000 is eliminated in the consolidation of the Company's financial statements. At December 31, 1997, the outstanding balance totalled $373,000.

     Retained earnings increased $1.2 million, or 2.9%, to $42.8 million as a result of earnings for the six month period ended June 30, 1998 offset by the declaration of dividend payments to stockholders during the same period. Stockholders equity totalled $50.2 million, or 15.7% of total assets at June 30, 1998, and the book value per common share outstanding was $20.18.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND
---------- -- --------- ------- --- --- ----- ------ ----- ---- --- ---- ---
JUNE 30, 1997:
---- --- ----

     Net income for the quarter ended June 30, 1998 decreased $95,000, 8.2%, to $1.06 million from $1.15 million for the quarter ended June 30, 1997. The decrease in quarterly earnings resulted from a $168,000 decrease in non-interest income, including a $169,000 decrease in realized and unrealized gains on securities held for trading, and a $31,000 increase in non-interest expense. These changes were partially offset by a $23,000 increase in net interest income and an $81,000 decrease in income taxes.

     In the quarter ended June 30, 1998 net interest income increased 0.8% to $2.81 million from $2.79 million for the 1997 quarter. Interest income increased $152,500 while interest expense increased $130,000. The Company's interest rate spread averaged 2.80% during the 1998 second quarter, compared to 2.95% during the 1997 second quarter. The Company's net interest margin averaged 3.62% for the quarter ended June 30, 1998 compared to 3.71% for the quarter ended June 30, 1997. During the first quarter of 1998, the Company's net interest rate spread averaged 2.75% and its net interest margin averaged 3.55%.

     During the three months ended June 30, 1998 and June 30, 1997 no additional provision for loan losses was made based upon (1) the absence of any specific asset quality problems, (2) the current level of general loan loss reserves, and
(3) management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the second quarter of 1998 decreased $168,000 over the same quarter in 1997 due primarily to a $169,000 decrease in realized and unrealized gains on investments held for trading. This decrease was partially offset by a $1,000 increase in other miscellaneous income.

     Non-interest expense increased by $31,000 to $1.28 million for the three months ended June 30, 1998 from $1.25 million for the three months ended June 30, 1997. This increase resulted primarily from an $81,000 increase in legal and consulting fees, a $4,000 increase in franchise taxes, and a $1,000 increase in data processing costs. These increases were partially offset by a $34,000 de-crease in staffing costs, a $12,000 decrease in advertising expenses, a $10,000 decrease in office occupancy expense and a $1,000 decrease in FDIC premiums.

     Income tax for the second quarter of 1998 decreased $81,000 as a result of all of the above.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
---------- -- --------- ------- --- --- --- ------ ----- ---- --- ---- ---
JUNE 30, 1997:
---- --- ----

     Net income for the six months ended June 30, 1998 totalled $2.23 million, a $3,000 increase compared to the six months ended June 30, 1997.

     During the six months ended June 30, 1998, interest income increased $291,000 from the year earlier while interest expense increased $258,000. The Company's net interest margin averaged 3.58% for the six months ended June 30, 1998 and 3.67% for the six months ended June 30, 1997. The Company's interest rate spread averaged 2.77% during the six months ended June 30, 1998, compared to 2.90% during the same period in 1997.

     During the six months ended June 30, 1998 and 1997 no additional provision for loan losses was made based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the six months of 1998 decreased $48,000 from the same period in 1997, due to a decrease of $52,000 in the net results of realized and unrealized gains and losses on investments held for trading, and an decrease in commissions on sales of insurance and investment products $6,000. These decreases were offset by increases of $2,000 in loan fees and service charges and $8,000 in other income.

     Non-interest expense increased $12,000 for the six months ended June 30, 1998 from the level for the six months ended June 30, 1997 primarily as a result of a $102,000 increase in legal and professional fees, a $4,000 increase in data processing costs, an $8,000 increase in franchise taxes and a $5,000 increase in miscellaneous operating expenses. These increases were offset by decreases in staffing costs, occupancy and equipment costs and advertising expense in the amounts of $76,000, $19,000 and $12,000 respectively.

     The provision for income taxes decreased $31,000. The effective tax rate for the six months ended June 30, 1998 and 1997 was 35.8% and 36.3% respectively.

IMPACT OF NEW ACCOUNTING STANDARDS
------ -- --- ---------- ---------

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 alters current disclosure requirements regarding pensions and other postretirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years begining after December 15, 1997 with earlier application available. Management does not expect SFAS 132 to have a material impact on the Company.

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

THRIFT RECHARTERING LEGISLATION
------ ------------ -----------

     The Deposit Insurance Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Congress is currently considering legislation which addresses this issue as well as others which deal with the modernization of the banking industry. Management cannot predict whether such legislation will be enacted or the extent to which any legislation would affect the Company's operations.

YEAR 2000 ANALYSIS
---- ---- --------

     The Company, including its subsidiaries, does not own or use proprietary software. The Association has a contract with NCR Corporation for data processing services on savings and loan accounts, and NCR has assured the Company that all systems will be Year 2000 Compliant by mid-1999. Vendors supplying software for other internal uses have made the same assurance. OTS has recently performed an interim exam regarding this issue during the second quarter of 1998.

     Management does not expect the total cost for its internal systems to become Year 2000 compliant to be significant.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instrument assets and liabilities are subject to varying degrees of actual or theoretical market risk. The only significant exposure of these instruments results from the interest rate risk embedded in them based upon their contractual terms.

     As of March 31, 1998, the latest date available, an OTS analysis of the Association's estimated interest rate risk, as measured by changes in the Net Portfolio Value of the Association's financial assets and liabilities for instantaneous and sustained parallel shifts in interest rates, indicated that the Net Portfolio Value would decrease 13% and 30% for 200 and 400 basis point increases in interest rates respectively, compared to 14% and 31% respectively for the previous quarter, and increase 5% and 11% for 200 and 400 basis point decreases interest rates respectively, compared to 6% and 12% respectively for the previous quarter.

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

Item 2. CHANGES IN SECURITIES - Not applicable
        ------- -- ----------

Item 3. DEFAULTS UPON SENIOR SECURITIES - Not applicable
        -------- ---- ------ ----------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable
        ---------- -- ------- -- - ---- -- -------- -------

Item 5. OTHER INFORMATION
        ----- -----------

STOCK OPTIONS

     In accordance with the provisions of the Westco Bancorp, Inc. 1992 Incentive Stock Option Plan, which was approved by a vote of the shareholders on June 29, 1992, Executive Vice President Gregg P. Goossens and Vice President/Secretary Mary S. Suffi exercised options on 16,000 and 500 shares of Common Stock granted to each respectively. The dates of exercise were June 12 and June 29, respectively. In April and May, two non-executive officers of the Association exercised a combined total of 3,510 options.

     In accordance with the provisions of the Westco Bancorp, Inc. 1992 Stock Option Plan for Outside Directors, which was approved by a vote of the shareholders on June 29, 1992, Director Edward A. Matuga exercised options on 4,000 shares of Common Stock granted to him. The date of exercise was June 16, 1998.

STOCK REPURCHASE PROGRAM

     The Company began its current common stock repurchase plan in February, 1998. As of July 23, 1998, 54,040 shares remain to be repurchased.

COMMON STOCK SHARES OUTSTANDING

     As a result of the exercise of options and shares repurchased in accordance with the repurchase plan previously described, the number of common shares outstanding on July 24, 1998 totalled 2,486,263 shares.

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


                                        WESTCO BANCORP, INC.
                                        --------------------
                                             Registrant



DATE:  July 24, 1998          BY:  (s)  /s/ David C. Burba
                                        --- ----- -- -----
                                        David C. Burba
                                        President and
                                        Chief Executive Officer

DATE:  July 24, 1998          BY:  (s)  /s/ Richard A. Brechlin
                                        --- ------- -- --------
                                        Richard A. Brechlin
                                        Executive Vice President and
                                        Chief Financial Officer

DATE:  July 24, 1998          BY:  (s)  /s/ Kenneth J. Kaczmarek
                                        --- ------- -- ---------
                                        Kenneth J. Kaczmarek
                                        Vice President and
                                        Chief Accounting Officer