Form 10-Q
period 1998-09-30
WESTCO BANCORP INC
filed 1998-10-22
CIK 885413

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ----------------------------------


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998.


                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________  to  _________

                         Commission File Number  0-19985


                              WESTCO BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                            36-3823760
----------------------------                          ---------------
(State or other jurisdiction                          I.R.S. Employer
   of incorporation or                                Identification
     organization)                                        Number


 2121 South Mannheim Road, Westchester, Illinois        60154
------------------------------------------------      ----------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:   (708) 865-1100
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

                      Yes  (X)          No  ( )

     As of October 14, 1998, the Registrant had 2,400,653 shares of Common stock issued and outstanding.

                             WESTCO BANCORP, INC.



Part I.   FINANCIAL INFORMATION                                        Page


     Item 1.  Financial Statements

            Consolidated Statements of Financial Condition
               September 30, 1998 (Unaudited) and December 31, 1997     1

            Consolidated Statements of Income, Three and Nine Months
               Ended September 30, 1998 and 1997 (Unaudited)            2

            Consolidated Statement of Changes in Stockholders' Equity,
               Nine Months Ended September 30, 1998 (Unaudited)         3

            Consolidated Statements of Cash Flows, Nine Months Ended
               September 30, 1998 and 1997 (Unaudited)                  4

            Notes to Consolidated Financial Statements                  5

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    6 - 10

     Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                             11

Part II.  OTHER INFORMATION                                            12

EXHIBIT 11.0 - Computation of Earnings per Share

EXHIBIT 27.0 - Financial Data Table

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                            September 30,   December 31,
                                                                 1998           1997
                                                            --------------  -------------
                                                             (Unaudited)
Assets
------

Cash and amounts due from
  depository institutions                                   $   1,270,338      3,797,551
Interest-bearing deposits                                      15,276,981     10,158,974
                                                            -------------    -----------
     Total cash and cash equivalents                           16,547,319     13,956,525

Investment securities (fair value of
  $44,261,875 at September 30, 1998 and
  $53,973,913 at December 31, 1997)                            44,078,857     53,968,243
Investment securities held for trade                            1,464,966      1,462,220
Loans receivable, net                                         249,248,677    240,097,597
Real estate owned                                                 111,316              -
Stock in Federal Home Loan Bank of Chicago                      2,080,500      1,997,000
Office properties and equipment, net                            2,048,744      2,091,639
Accrued interest receivable                                     1,415,346      1,476,004
Prepaid expense and other assets                                1,504,772        894,505
                                                            -------------    -----------
     Total assets                                             318,500,497    315,943,733
                                                            =============    ===========

Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                      260,984,109    259,610,699
Advance payments by borrowers for taxes
  and insurance                                                 1,517,624      3,183,539
Other liabilities                                               8,008,048      4,562,544
                                                            -------------    -----------
     Total liabilities                                        270,509,781    267,356,782
                                                            -------------    -----------
Stockholders' Equity:
  Common stock ($0.01 par value: 5,000,000 shares
     authorized; 3,525,070 shares issued and
     2,405,093 shares outstanding at September 30, 1998;
     3,521,570 shares issued and 2,464,353 shares
     outstanding at December 31, 1997)                             35,251         35,216
  Additional paid-in capital                                   23,090,100     23,020,242
  Retained earnings                                            43,215,657     41,583,949
  Treasury stock (1,119,977 shares at September 30,
     1998; 1,057,217 shares at December 31, 1997)             (18,163,649)   (15,679,170)
  Common stock acquired by ESOP                                  (186,643)      (373,286)
                                                            -------------    -----------
     Total stockholders' equity                                47,990,716     48,586,951
                                                            -------------    -----------
     Total liabilities and stockholders' equity             $ 318,500,497    315,943,733
                                                            =============    ===========


See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                   -----------------------  -----------------------
                                                       1998        1997        1998         1997
                                                   ------------  ---------  -----------  ----------
Interest income:
  Interest on loans                                $ 5,146,293   4,958,799  15,202,739   14,522,278
  Interest on investments                              676,193     834,698   2,180,518    2,647,405
  Interest on interest-bearing
    deposits                                           205,409     114,764     532,839      349,141
  Dividends on securities
    held for trade                                       9,184       4,055      23,898        8,313
  Dividends on FHLB stock                               34,408      34,006     101,394       98,439
                                                   -----------   ---------  ----------   ----------
     Total interest income                           6,071,487   5,946,322  18,041,388   17,625,576
                                                   -----------   ---------  ----------   ----------
Interest expense:
  Interest on deposits                               3,261,706   3,191,375   9,702,255    9,374,294
                                                   -----------   ---------  ----------   ----------
     Total interest expense                          3,261,706   3,191,375   9,702,255    9,374,294
                                                   -----------   ---------  ----------   ----------
     Net interest income                             2,809,781   2,754,947   8,339,133    8,251,282
                                                   -----------   ---------  ----------   ----------
Non-interest income:
  Loan fees and service charges                         75,963      72,540     214,733      209,327
  Commission income                                     91,290      76,309     221,059      212,939
  Unrealized gain (loss) on
    trading account securities                        (201,369)     89,628    (234,597)     112,414
  (Loss) Gain on sale of trading
    account securities                                  13,729     124,876      89,980      196,887
  Gain on sale of REO                                        -      38,865           -       38,865
  Other income                                          62,034      59,524     188,945      178,222
                                                   -----------   ---------  ----------   ----------
     Total non-interest income                          41,647     461,742     480,120      948,654
                                                   -----------   ---------  ----------   ----------
Non-interest expense:
  Staffing costs                                       807,603     776,354   2,362,251    2,407,348
  Advertising                                           23,938      47,548      88,275      123,748
  Occupancy & equipment expense                        124,318     129,190     356,801      380,272
  Data processing                                       54,795      54,774     168,549      164,012
  Federal deposit insurance
    premiums                                            40,500      41,400     121,500      124,200
  Other                                                147,933     153,891     591,376      481,075
                                                   -----------   ---------  ----------   ----------
     Total non-interest expense                      1,199,087   1,203,157   3,688,752    3,680,655
                                                   -----------   ---------  ----------   ----------
Income before taxes                                  1,652,341   2,013,532   5,130,501    5,519,281
  Provision (benefit) for
    income taxes                                       586,600     741,900   1,830,069    2,016,000
                                                   -----------   ---------  ----------   ----------
Net Income                                         $ 1,065,741   1,271,632   3,300,432    3,503,281
                                                   ===========   =========  ==========   ==========
Earnings per share-primary                                $.43         .51        1.34         1.40
Earnings per share-fully diluted                          $.40         .47        1.25         1.30
Dividends declared per common share                       $.17         .15         .51          .45

See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity
               Nine Months Ended September 31, 1998 (Unaudited)

                                          Additional                  Stock
                                Common     Paid-In      Retained    Treasury    Acquired
                                Stock       Capital     Earnings     Stock       by ESOP     Total
                                --------  ----------  ----------  -----------   --------  ------------
Balance at December 31, 1997    $ 35,216  23,020,242  41,583,949  (15,679,170)  (373,286)   48,586,951

Net income                                             3,300,432                             3,300,432
Adjustments to
 determine
 comprehensive income                                          0                                     0
                                                      ----------                           -----------
 Comprehensive income                                  3,300,432                             3,300,432
Purchase of
 Treasury stock
 (111,750 shares)                                                  (3,228,875)              (3,228,875)
Exercise of
 stock options                        35      23,310    (417,633)     744,396                  350,108
Tax benefit related
 to employee stock
 plan                                         46,548                                            46,548
Contribution to
 fund ESOP                                                                       186,643       186,643
Dividend declared
 on common stock                                      (1,251,091)                           (1,251,091)
                                --------  ----------  ----------  -----------   --------   -----------
Balance at September 30,1998    $ 35,251  23,090,100  43,215,657  (18,163,649)  (186,643)   47,990,716
                                ========  ==========  ==========  ===========   ========   ===========


See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                              Nine Months Ended September 30,
                                                                   1998                1997
                                                              ------------      --------------
Cash flows from operating activities:
  Net income                                                 $   3,300,432           3,503,281
  Adjustments to reconcile net income to net
    cash from operating activities:
    Depreciation                                                   136,917             150,800
    Amortization of premiums and discounts on
      investment securities - net                                  (26,375)           (132,240)
    Amortization of cost of stock benefit plans                    186,643             311,958
    (Gain) loss on sale of trading account securities              234,597            (112,414)
    Unrealized (gain)loss on trading account securities            (89,980)           (251,328)
    Gain on sale of real estate owned                                    -             (38,865)
    Proceeds from sales of trading account securities            2,359,051           4,066,716
    Purchase of trading account securities                      (2,506,414)         (4,093,524)
    Decrease in deferred income on loans                          (285,397)           (200,409)
    (Decrease)increase in current and deferred
      federal income tax                                          (244,126)            515,411
    (Increase)decrease in interest receivable                       60,658              69,074
    Increase(decrease) in interest payable                          (5,371)            (21,881)
    Change in prepaid and accrued items, net                     3,137,339              69,247
                                                              ------------   -----------------
Net cash provided by operating activities                        6,257,974           3,835,826
                                                              ------------   -----------------
Cash flows from investing activities:
  Proceeds from maturities of investment securities             33,800,000          40,148,003
  Purchase of investment securities                            (23,884,239)        (25,210,943)
  Purchase of Federal Home Loan Bank stock                         (83,500)           (121,000)
  Disbursements for loans                                      (61,994,807)        (48,207,517)
  Loan repayments                                               53,020,848          35,039,925
  Proceeds from the sale of real estate owned                            -             631,335
  Property and equipment expenditures                              (94,022)           (375,090)
                                                              ------------   -----------------
Net cash provided for investing activities                         764,280           1,904,713
                                                              ------------   -----------------
Cash flows from financing activities:
  Proceeds from exercise of stock options                          350,108             234,400
  Deposit account receipts                                     209,052,187         203,490,530
  Deposit account withdrawals                                 (216,524,811)       (212,402,862)
  Interest credited to deposit accounts                          8,846,034           8,511,277
  Increase in advance payments by borrowers
    for tax and insurance                                       (1,665,915)         (1,700,194)
  Payment of dividends                                          (1,260,188)         (1,139,628)
  Purchase of treasury stock                                    (3,228,875)         (2,973,287)
                                                              ------------   -----------------
Net cash provided by(for) financing activities                  (4,431,460)         (5,979,764)
                                                              ------------   -----------------
Net change in cash and cash equivalents                          2,590,794            (239,225)
Cash and cash equivalents at beginning of period                13,956,525          11,389,326
                                                              ------------   -----------------
Cash and cash equivalents at end of period                   $  16,547,319          11,150,101
                                                              ============   =================
Cash paid during the period for:  Interest                   $   9,719,029           9,407,578
Income taxes                                                     2,074,195           1,500,600
Non-cash activity: Transfer of loans to reo                  $     108,276             681,972

See notes to consolidated financial statements.

                     WESTCO BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

Note D - Stock Repurchase

     Since the June, 1992 conversion, the Company's Board of Directors has approved eight separate stock repurchase programs. The current stock repurchase program permits the repurchase of up to 150,000 shares; and, as of September 30, 1998, 44,250 shares remained to be repurchased in the open market. As of October 14, 1998, 23,250 shares remained to be repurchased.

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

Note F - Sale of the Company

     On August 17, 1998, the Board of Directors announced an agreement to be acquired by MAF Bancorp. MAF will exchange 1.395 shares of stock for each share of Westco stock in a fixed exchange ratio transaction. The acquisition will be accounted for using the "purchase" method of accounting. The acquisition is subject to regulatory approval and the approval of Westco Bancorp shareholders, and a closing of the deal is expected by the end of December, 1998 or January, 1999. Westco's subsidiary, 1st Federal Savings of Westchester, will be merged into MAF Bancorp's subsidiary, Mid America Bank, fsb.

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

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Association has historically maintained a high level of liquid assets. At September 30, 1998, the Association's liquidity ratio was 32.9%.

     The Company maintains a significant part of the assets in overnight deposits and a portfolio of U.S. Treasury securities with "laddered" maturities. This strategy results in a relatively short weighted average maturity of these assets. At September 30, 1998, these investments totalled $59.4 million, or 18.6% of assets, with a weighted average life of approximately 6 months. At December 31, 1997, these investments totalled $64.5 million, or 20.4% of assets, with a weighted average life of approximately 8 months.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1998, cash and cash equivalents totalled $16.5 million.

     The primary investing activity of the Company is the origination of mortgage loans. During the nine months ended September 30, 1998 and 1997, the Company disbursed loans in the amounts of $62.0 million and $48.2 million, respectively. Other investing activities include the purchase of investment securities, which totalled $23.9 million for the nine months ended September 30, 1998 and $25.2 million for the nine months ended September 30, 1997. These activities in 1998 were funded primarily by principal repayments on loans totalling $53.0 million and maturities of investment securities totalling $33.8 million. The nine month activity for 1997 was funded by principal repayments on loans and maturites of investment securities in the amounts of $35.0 million and $40.1 million respectively.

     At September 30, 1998, the Company had outstanding loan commitments of $7.5 million. At that same date, there were no commitments to purchase loans or investment securities. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1998 totalled $101.0 million. Management believes that a significant portion of such deposits will remain with the Company.

     The regulatory standards of the Office of Thrift Supervision impose the following capital requirements: a risk based capital standard expressed as a percent of risk based assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1998, the Association exceeded all regulatory capital standards.

    Capital requirements, ratios and balances are as follows:

                                         Actual   Required  Actual   Excess
                              Capital    Capital  Capital   Capital  Capital
                              Required   Ratio    Amount    Amount   Amount
                              --------   -------  --------  -------  -------
At December 31, 1997:
      Tangible                  1.5%      13.1%   $ 4,635   $41,502  $36,867
      Core                      3.0       13.1      9,270    41,502   32,232
      Risk Based:
       Tier I (core)            4.0       30.0      5,761    41,502   35,741
       Total                    8.0       30.5     11,523    42,230   30,707

At September 30, 1998:
      Tangible                  1.5%      12.9%   $ 4,673   $40,340  $35,667
      Core                      3.0       12.9      9,346    40,340   30,994
      Risk Based:
        Tier I (core)           4.0       27.0      5,981    40,340   34,359
        Total                   8.0       27.4     11,964    40,966   29,002

CHANGE IN FINANCIAL CONDITION OVER THE NINE MONTHS ENDED SEPTEMBER 30, 1998:
---------------------------------------------------------------------------

     Total assets increased $2.6 million, or 0.8%, during the period to $318.5 million at September 30, 1998 from $315.9 million at December 31, 1997.

     Loans receivable increased $9.1 million, or 3.8%, to $249.2 million from $240.1 million at December 31, 1997. The increase is primarily a function of loan disbursements of $62.0 million offset by amortization and prepayments of $53.0 million. The growth in loans receivable reflects the continued demand for most types of loans to either purchase or refinance loans on one- to four-family residences due to the low interest rate environment. Since the beginning of the year, the Company has closed $10.1 million in residential construction loans, $3.0 million in permanent loans on residential property of five or more dwelling units and $3.5 million in permanent loans on non-residential properties. During the same period in 1997, the Company closed $10.1 million in construction loans and $4.8 million in loans on properties having five or more dwelling units, and $3.1 million on non-residential property.

     Primarily as a result of the increase in loans receivable, investment securities decreased 18.3% to $44.1 million at September 30, 1998 from $54.0 million at December 31, 1997. Cash and cash equivalents totalled $16.5 million at September 30, 1998 compared to $14.0 million at December 31, 1997.

     Savings deposits increased $1.4 million, or 0.5%, to $261.0 million at September 30, 1998 from $259.6 million at December 31, 1997. The Company experienced a net deposit outflow of $7.5 million (before interest credited) for the nine month period ended September 30, 1998.

     The balance of non-performing loans totalled $1.66 million at September 30, 1998, increasing $877,000, or 111.6%, from $786,000 at December 31, 1997. The increase is due primarily to the recurring delinquency of a group of approximately ten loans which fall behind in payments until foreclosure is threatened or begun at which time the loans are brought current. This fluctuation has been present in the Company's delinquencies over the past couple of years. The ratio of non-performing loans to total loans was 0.67% at September 30, 1998 compared to 0.33% at December 31, 1997.

     The Company's allowance for loan losses totalled $902,800, or 54.3% of non-performing loans, at September 30, 1998. Included in the total is a $277,000 specific loan loss allowance on a 36 unit apartment building having an outstanding balance of $302,000.

     At September 30, 1998, total non-performing assets amounted to $1.77 million, or 0.56% of total assets. In addition to the non-performing loans, the Company has one single family property acquired through foreclosure totalling $111,000. Non-performing assets at December 31, 1997 included only non-performing loans. The ratio of non-performing assets to total assets was 0.56% and 0.25% at September 30, 1998 and December 31, 1997 respectively.

     During 1992, the Association's ESOP borrowed $1,840,000 from an unrelated third party to fund the Association's ESOP plan which was established in connection with the conversion. During 1993, Westco Bancorp, Inc. refinanced this loan on essentially the same terms as the original lender. The
September 30, 1998 balance of $186,643 is eliminated in the consolidation of the Company's financial statements. At December 31, 1997, the outstanding balance totalled $373,000.

     Retained earnings increased $1.6 million, or 3.9%, to $43.2 million as a result of earnings for the nine month period ended September 30, 1998 offset primarily by the declaration of dividend payments to stockholders during the same period. Stockholders' equity totalled $48.0 million, or 15.1% of total assets at September 30, 1998, and the book value per common share outstanding was $19.95.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
----------------------------------------------------------------------------
AND SEPTEMBER 30, 1997:
----------------------

     Net income for the quarter ended September 30, 1998 decreased $206,000, 16.2%, to $1.07 million from $1.27 million for the quarter ended September 30, 1997. The decrease in quarterly earnings resulted from a $420,000 decrease in non-interest income, including a $402,000 decrease in realized and unrealized gains on securities held for trading. This changes was offset primarily by a $55,000 increase in net interest income and a $155,000 decrease in income taxes.

     In the quarter ended September 30, 1998 net interest income increased 0.2% to $2.81 million from $2.75 million for the 1997 quarter. Interest income increased $125,000 while interest expense increased $70,000. The Company's interest rate spread averaged 2.73% during the 1998 third quarter, compared to 2.82% during the 1997 third quarter. The Company's net interest margin averaged 3.55% for the quarter ended September 30, 1998 compared to 3.60% for the quarter ended September 30, 1997. During the second quarter of 1998, the Company's net interest rate spread averaged 2.80% and its net interest margin averaged 3.62%.

     During the three months ended September 30, 1998 and September 30, 1997 no additional provision for loan losses was made based upon (1) the absence of any new specific asset quality problems, (2) the current level of general loan loss reserves, and (3) management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the second quarter of 1998 decreased $420,000 over the same quarter in 1997 due primarily to a $402,000 decrease in realized and unrealized gains on investments held for trading and a $39,000 decrease in the profit on the sale of REO property. These decreases were partially offset by a $15,000 increase in commissions on the sales of investment and insurance products, a $3,000 increase in loan fees and service charges, and a $3,000 increase in other miscellaneous income.

     Non-interest expense decreased by $4,000 to $1.20 million for the three months ended September 30, 1998 from the similar $1.20 million for the three months ended September 30, 1997. This decrease resulted primarily from increases of $31,000 in staffing costs being offset by a $24,000 decrease in advertising expenses, a $5,000 decrease in office occupancy expense, a $1,000 decrease in FDIC premiums and a $5,000 decrease in other operating expense.

     Income tax for the second quarter of 1998 decreased $155,000 as a result of all of the above.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
----------------------------------------------------------------------------
AND SEPTEMBER 30, 1997:
----------------------

     Net income for the nine months ended September 30, 1998 totalled $3.30 million, a $203,000 decrease compared to the nine months ended September 30, 1997.

     During the nine months ended September 30, 1998, total interest income increased $416,000 from the year earlier while total interest expense increased $328,000. The Company's net interest margin averaged 3.57% for the nine months ended September 30, 1998 and 3.63% for the nine months ended September 30, 1997. The Company's interest rate spread averaged 2.76% during the nine months ended September 30, 1998, compared to 2.86% during the same period in 1997.

      During the nine months ended September 30, 1998 and 1997 no additional provision for loan losses was made based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risk in the Company's mortgage portfolio and possible prospective economic and regulatory conditions.

     Non-interest income for the nine months of 1998 decreased $469,000 from the same period in 1997, due to a decrease of $454,000 in the net results of realized and urealized gains and losses on investments held for trading and a decrease in the profit on the sale of REO property of $39,000. These decreases were offset by increases of $6,000 in loan fees and service charges, $8,000 in commissions on sales of insurance and investment products and $10,000 in other income.

     Non-interest expense increased $8,000 for the nine months ended September30, 1998 from the level for the nine months ended September 30, 1997 as a result of a $72,000 increase in legal and professional fees, a $12,000 increase in franchise taxes, a $5,000 increase in data processing costs and a $14,000 increase in miscellaneous operating expenses. These increases were offset by decreases in staffing costs, occupancy and equipment costs and advertising expense in the amounts of $45,000, $23,000 and $35,000 respectively.

     The provision for income taxes decreased $186,000. The effective tax rate for the nine months ended September 30, 1998 and 1997 was 35.7% and 36.5% respectively.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 alters current disclosure requirements regarding pensions and other postretirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised discloures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15, 1997 with earlier application available. Management does not expect SFAS 132 to have a material impact on the Company.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value, and it establishes special accounting for hedges of changes in the fair value of assets, liabilities, firm commitments, hedges of the variable cash flows of forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. To the extent that the hedge is considered highly effective, both the change in the fair value of the derivative and the change in the fair value of the item being hedged are recognized in earnings during the same period. Changes in the fair value of derivatives which do not meet the criteria of one of the three designated hedge categories must be included in income. Management does not expect SFAS 133 to have a material impact on the Company.

     The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

THRIFT RECHARTERING LEGISLATION
-------------------------------

     The Funds Act provides that the BIF and the SAIF will merge on January 1, 1999, if there are no more savings associations as of that date. Several bills have been introduced in Congress that would eliminate the federal thrift charter and the OTS. A bill originally reported by the House Banking Committee would have regained federal thrifts to become national banks or state banks within two years of enactment or they would have become national banks by operation of law. OTS would have been abolished and its functions transferred to the bank regulatory agencies. The bill as passed by the House of Representatives, however, did not provide for the elimination of the federal thrift charter or OTS, but did provide that unitary stock savings and loan holding companies existing or applied for after March 31, 1998 would not have the ability to engage in unlimited activities but would be subject to the activities restrictions applicable to multiple savings and loan holding companies. Unitary stock holding companies existing or applied for before 1998 would be grandfathered and could continue to engage in unlimited activities and could transfer the grandfather rights to acquirors of the holding company. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF will eventually be merged or the federal thrift charter eliminated, and what effect, if any, such legislation would have on the Bank.

YEAR 2000 ANALYSIS
------------------

     The Company, including its subsidiaries, does not own or use proprietary software. The Association has a contract with NCR Corporation for data processing services on savings and loan accounts, and NCR has assured the Company that all systems will be Year 2000 Compliant by mid-1999. A test performed by NCR in August confirmed their progress toward compliance. Vendors supplying software for other internal uses have made the same assurance. OTS performed an interim exam regarding this issue during the second quarter of 1998.

     Management does not expect the total cost for its internal systems to become Year 2000 compliant to be significant.

     MAF Bancorp does own proprietary software, and expects to convert the Company's systems in early 1999 if the announced acquisition is ultimately approved. The Company's management has assurances that MAF will be Year 2000 compliant, but the Company's management is unable to make an independent determination.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instrument assets and liabilities are subject to varying degrees of actual or theoretical market risk. The only significant exposure of these instruments results from the interest rate risk embedded in them based upon their contractual terms.

     As of June 30, 1998, the latest date available, an OTS analysis of the Association's estimated interest rate risk, as measured by changes in the Net Portfolio Value of the Association's financial assets and liabilities for instantaneous and sustained parallel shifts in interest rates, indicated that the Net Portfolio Value would decrease 14% and 32% for 200 and 400 basis point increases in interest rates respectively, compared to 13% and 30% respectively for the previous quarter, and increase 7% and 17% for 200 and 400 basis point decreases in interest rates respectively, compared to 5% and 11% respectively for the previous quarter.

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

Item 2.   CHANGES IN SECURITIES - Not applicable
          ---------------------

Item 3.   DEFAULTS UPON SENIOR SECURITIES - Not applicable
          -------------------------------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable
          ---------------------------------------------------

Item 5.   OTHER INFORMATION
          -----------------

DEFINITIVE AGREEMENT TO BE ACQUIRED

     On August 17, 1998, the Company announced it had agreed to be acquired by MAF Bancorp, Inc. in a fixed exchange ratio stock transaction in which each share of Westco Bancorp common stock will be exchanged for 1.395 shares of MAF common stock. The transaction will be treated as a purchase by MAF for accounting purposes. Pending regulatory and shareholder approval, the closing is expected to occur in the fourth quarter of 1998.

STOCK OPTIONS EXERCISED

     In accordance with the provisions of the Westco Bancorp, Inc. 1992 Incentive Stock Option Plan, which was approved by a vote of the shareholders on June 29, 1992, Executive Vice President Gregg P. Goossens and Vice President/Controller Kenneth J. Kaczmarek exercised options on 17,180 and 5,390 shares of Common Stock granted to each respectively. The dates of exercise were September 15 and September 18, respectively. In August and October, two non-executive officers of the Association exercised a combined total of 18,570 options.

STOCK REPURCHASE PROGRAM

     The Company began its current common stock repurchase plan on September 1, 1998. As of October 14, 1998, 23,250 shares remain to be repurchased.

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

     (b) A Form 8-K was filed on August 24, 1998 describing the signing of a definitive agreement to be acquired. A Form 8-K was filed on on September 4, 1998 describing an amendment to the agreement which changed the accounting for the acquisition from the "pooling" method to the "purchase" method.

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


                                         WESTCO BANCORP, INC.
                                        ____________________
                                             Registrant



DATE:  October 15, 1998       BY:  (s)   /s/ David C. Burba
                                         ------------------
                                         David C. Burba
                                         President and
                                         Chief Executive Officer



DATE:  October 15, 1998       BY:  (s)   /s/ Richard A. Brechlin
                                         -----------------------
                                         Richard A. Brechlin
                                         Executive Vice President and
                                         Chief Financial Officer



DATE:  October 15, 1998       BY:  (s)   /s/ Kenneth J. Kaczmarek
                                         ------------------------
                                         Kenneth J. Kaczmarek
                                         Vice President and
                                         Chief Accounting Officer